Form 10KSB
period 1997-12-31
ORLANDO PREDATORS ENTERTAINMENT INC
filed 1998-03-31
CIK 1042456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from _______________ to ________________

Commission File No. 001-13217


                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Florida                                             91-1796903
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


20 North Orange Avenue, Suite 101
Orlando, Florida                                                  32801
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)



Issuer's telephone number:  (407) 648-4444

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


                        No Par Value Class A Common Stock
                Redeemable Class A Common Stock Purchase Warrants
                -------------------------------------------------
                                (Title of Class)

Check  whether  the  Registrant  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X     No
                                    -----     -----

     As of February 28, 1998, 2,480,000 shares of the Registrant's no par value Class A Common Stock were outstanding. As of March 27, 1998, the market value of the Registrant's no par value Class A Common Stock, excluding shares held by affiliates, was $4,400,000 based upon a closing bid price of $4.00 per share of Class A Common Stock on the NASDAQ SmallCap Market.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 -----

     The Registrant's revenues for its most recent fiscal year were $2,697,894.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout the Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in the Report speak only as of the date hereof.

Introduction

     The Orlando Predators Entertainment, Inc. (the "Company") was formed in March 1997 to acquire, own and operate the Orlando Predators (the "Predators" or the "team"), a professional Arena Football team of the Arena Football League (the "AFL" or the "League"). The AFL is a nonprofit membership corporation organized to govern the Arena Football teams which comprise the League and to sell team memberships ("Memberships") in major United States markets.

     The Company derives substantially all of its revenue from the Arena Football operations of the Predators. This revenue is primarily generated from
(i) the sale of tickets to the Predators' home games, (ii) the sale of advertising and promotions to Predator sponsors, (iii) the sale of local and regional broadcast rights to Predators' games, (iv) the Predators' share of contracts with national broadcast organizations and expansion team fees paid through the AFL, and (v) the sale of merchandise carrying the Predators' logos.

     In December 1997 the Company sold 550,000 Units of its securities at $10 per Unit in a public offering (the "IPO") underwritten by First Midwest Securities, Inc. and Berry-Shino Securities, Inc. (The "Underwriters"). Each Unit consisted of two shares of Class A Common Stock ("Class A Common Stock") and one Class A Redeemable Common Stock Purchase Warrant ("Warrants"). The Company also issued to the Underwriters Unit Warrants (the "Underwriters' Unit Warrants") to purchase 55,000 Units at $12.00 per Unit. Gross proceeds of $5,500,000 were realized by the Company through the IPO.

Arena Football and the Arena Football League

     In  1985,  Jim  Foster,  a  professional   football  marketing   executive,
formulated a plan for an indoor professional football game that included a 50-yard playing field, an eight player single platoon system and the use of drop kicks and rebound nets. The first Arena Football game was played in Rockford, Illinois on April 26, 1986 with a second game played on February 26, 1987 in Chicago, Illinois.

     In March 1987 the U.S. Patent Office issued a U.S. Patent ("Patent") to Gridiron Enterprises, Inc. an Illinois corporation ("Gridiron") for the Arena Football Game System and rules of play as well as trademarks for the logo and names associated with Arena Football. In December 1991, the AFL was incorporated as a non-profit membership corporation in the state of Delaware. Also in 1991, Gridiron entered into an exclusive licensing agreement with the AFL to organize, operate and market Arena Football throughout the United States by selling team memberships in major markets across the United States. In March 1998 the AFL entered into an agreement to purchase the patent and all rights to the Arena Football Game System from Gridiron for $4,000,000. Pursuant to the licensing agreement, the AFL granted to Gridiron a per team royalty of $20,000 per year in return for using the game system and rules of play of Arena Football. In January 1991, the AFL sold a Membership to the Predators which allowed the Predators to operate and market Arena Football within a seventy-five mile radius of Orlando, Florida. All names and logos of the Orlando Predators are owned by and registered to Gridiron.

     Four teams were fielded for the League's inaugural 1987 season. By 1991, the League had eight teams and had played exhibition games in London and Paris. In 1992 and 1993, the League fielded 12 teams and 10 teams, respectively, with some games televised on the ESPN cable network. During the 1997 season, the League consisted of 14 teams including expansion teams in New York, New Jersey and Nashville. In the 1998 season, Anaheim was replaced by a Grand Rapids team and in the 1999 season a Buffalo team will commence play.

     AFL games are generally played in an indoor basketball/hockey sports arena which offers fans climate-controlled conditions and a more intimate view of the game. As a result of the smaller playing field, the rebound nets and a general emphasis on offensive play, Arena Football games are generally high scoring, fast-paced action contests.

     Game attendance has risen consistently over the AFL's ten seasons of play with over 1,050,000 in total fan attendance announced for the 1997 season. Per game announced attendance averaged approximately 10,800 during the 1997 season. "Announced" game attendance represents attendance figures provided by League teams to the League and the media and cannot be independently verified. Approximately 66% of AFL viewers are male and 34% are female with 60% of such viewers under the age of 35 and 40% over the age of 35. In terms of education, 39% have college or graduate degrees, 37% have some college attendance and 24% hold high school diplomas.

     The membership fee for new teams joining the AFL has grown from $120,000 for the 1990 season to $2,200,000 for the 1997 season with a current League asking price of $7,000,000 effective for the 1999 season. There are approximately 27 million households with AFL teams in their metropolitan areas, up from 11 million households in 1994. During the 1997 season, ESPN and ESPN 2 cable networks broadcasted a total of 19 games including four playoff games and the Arena Bowl.

     AFL team salaries for the 1997 season ranged from $300,000 to $500,000. Players' salaries range from $15,000 to $50,000 per season together with a housing provision which averages approximately $400 per month per player. AFL players sign one-year contracts with an additional one-year option season granted to the team. Following the contract year, if the team and a player cannot agree on the option season salary, the player must either play for the original option year salary or stay out during the option season, after which the player is free to negotiate with any team in the League. There are no player drafts, although expansion teams are allowed to draw from a pool of players designated by existing AFL teams.

     Each player is provided a $500,000 occupational health, accidental death and disability insurance policy. Each team is required to pay the first $35,000 of claims for an injured player up to an aggregate of $356,000 for the three Florida based AFL teams.

Rules of Arena Football

     Arena Football is played in an indoor arena on a field which consists of a padded surface 85 feet wide and 50 yards long with eight-yard end zones. The endzone goalposts are nine feet wide with a cross-bar height of 15 feet compared to NFL goalposts which are 18 1/2 feet wide with a cross-bar height of 10 feet. Eight feet above each endzone are goal-side rebound nets which are 30 feet wide by 32 feet high.

     There are eight players on the field for each team as part of a 24-man active roster. Players play both offense and defense with the exception of the kicker, quarterback, an offensive specialist, two defensive specialists and a kick returner.

     The game is played using an NFL-size football in four 15-minute quarters with a 15-minute halftime. The game clock stops for out of bounds plays or incomplete passes only in the last minute of each half, when necessary for penalties, injuries and time-outs or following points after touchdowns, field goals and safeties. Accordingly, the average AFL football game is played in approximately two hours and 25 minutes compared to approximately three hours and five minutes for an NFL game.

     Four downs are allowed to advance the ball ten yards for a first down or to score. Scoring consists of six points for a touchdown, one point for a conversion by placekicking after a touchdown, two points for a conversion by dropkick and two points for a successful run or pass after a touchdown. Three points are awarded for a field goal by placement or four points for a field goal by dropkick, with two points for a safety. Punting is illegal. On fourth down a team may attempt a first down, touchdown or field goal. The receiving team may field any kickoff or missed field goal that rebounds off the rebound nets.

     Although passing rules for the AFL are similar as to outdoor NCAA football, a unique exception involves the rebound nets. A forward pass that rebounds off a rebound net is a live ball and is in play until it touches the playing surface.

     Overtime periods are 15 minutes during the regular season and the playoffs. Each team has one possession to score. If, after each team has had one possession and one team is ahead, that team wins. If the teams are tied after each has had a possession, the next team to score wins.

AFL Teams

     For the 1998 season, the AFL will consist of the following 14 teams, aligned into two conferences, with two divisions in each conference:

                               American Conference

     Western Division                                     Central Division
     ----------------                                     ----------------
     Anaheim Piranhas                                     Iowa Barnstormers
     Arizona Rattlers                                     Milwaukee Mustangs
     Portland Forest Dragons                              Texas Terror
     San Jose SaberCats
                               National Conference

     Eastern Division                                      Southern Division
     ----------------                                      -----------------
     Albany Firebirds                                      Florida Bobcats
     Grand Rapids Rampage                                  Nashville Kats
     New Jersey Red Dogs                                   Orlando Predators
     New York CityHawks                                    Tampa Bay Storm

Regular Season and Playoffs

     Following two pre-season games, the regular AFL season extends from April to August, with each team playing a total of 14 games against teams from both conferences. Half of the games are played at home, and half are played away. At the end of the regular season, the four division champions along with the four teams with the best winning records, qualify for the AFL playoffs to determine the AFL's Arena Bowl champion for that season. The playoffs consist of three single elimination rounds with the third round matching the two remaining teams playing in the Arena Bowl to determine the League champion. Each round is played in the home arena of the team with the best winning record.

Gate Receipts, AFL Assessments and Distributions

     AFL teams are entitled to keep all gate receipts from the pre-season home games, regular season home games and playoff home games. Teams do not receive any gate receipts from away games except that visiting teams are reimbursed for hotel expenses by the home team. Each team is required to pay an annual assessment to the AFL which is generally equal to the team's share of the League's annual operating costs and each team is contingently liable for other team membership purchases, team repurchases by the League and League litigation. Each team's assessment is generally funded by its share of revenue derived from the League's national television contracts, from the sale of AFL licensed merchandise and from revenues generated by the League's sale of expansion team franchises. Each visiting team participating in the playoffs is reimbursed for hotel expenses and receives a fixed payment of $47,500 for the first playoff round, $58,000 for the second playoff round and $75,000 for the Arena Bowl.

AFL Licensing

     The AFL operates a League licensing program on behalf of its teams. Under the program, product manufacturers sign agreements allowing them to use the names and logos of all AFL teams, the AFL itself and AFL's special events (including playoffs and the Arena Bowl) in exchange for royalty and guarantee payments. For the years ended December 31, 1997 and 1996, the Company's share of net revenues from licensing was negligible and was credited against the team's AFL assessment for each such period. The Company's share of net revenue from the League (the "Team Share") was equal to 1/16 of the AFL's net revenue for the 1997 season. The Team Share is equal to the AFL's net revenue divided by the total number of League teams (15 including Buffalo, which will begin playing in 1999) and one Gridiron Team Share. League assessments are also based upon the Team Share. Each team is also permitted to license its club identified products locally for sale at its arena, at team owned and operated stores and through team catalogs.

League Governance

     The AFL is generally responsible for regulating the conduct of its member teams. The AFL establishes the regular season and playoff schedules of the teams, and negotiates, on behalf of its members, the League's national and network broadcast contracts. Each of the AFL's members is, in general, liable on a pro rata basis for the AFL's liabilities and obligations and shares pro rata in its profits. Under the Bylaws of the AFL, League approval is required to complete a public offering of any team's securities and for the sale or relocation of a team.

     The AFL is governed by a Board of Directors, which consists of one representative from each team. Mr. Youngblood serves as the Predator's representative on the AFL Board of Directors. The Board of Directors selects the AFL Commissioner, who administers the daily affairs of the AFL including interpretation of playing rules and arbitration of conflicts among member teams. The Commissioner also has the power to impose sanctions, including fines and suspensions, for violations of League rules. David Baker has been the Commissioner of the AFL since 1996.

Restrictions on Ownership

     The AFL Charter and Bylaws contain provisions which may prohibit a person from acquiring the Common Stock and affect the value of the Common Stock. In general, any acquisition of shares of Common Stock which will result in a person or a group of persons holding 5% or more of the Company's outstanding Common Stock will require the prior approval of the AFL, which may be granted or withheld in the sole discretion of the AFL. The prospective purchaser would be required to submit an AFL application, in form prescribed by the AFL, providing certain information relating to that person's background. Upon receipt of such application, the AFL has the right to conduct an investigation of the prospective purchaser. In addition, the AFL may condition its approval upon the execution, delivery and performance by the prospective purchaser of such documents as the Charter or Bylaws shall prescribe. If a prospective purchaser obtains the AFL's consent to acquire a 5% or more interest in the Company, such prospective purchaser will be required to acknowledge that the purchaser will be bound by the applicable provisions of the AFL Charter and Bylaws.

     In addition, no person who directly or indirectly owns any interest in an AFL team, may own, directly or indirectly, a 5% or more interest in any other team, without the prior approval of the AFL. The AFL Bylaws also contain provisions which prohibit team owners from engaging in certain activities, such as wagering on any game in which an AFL team participates. AFL players and referees and employees of the AFL and its member clubs (other than the Company) are not eligible to purchase or hold Common Stock. The AFL could in the future adopt different or additional restrictions which could adversely affect the shareholders.

     The grant of a security interest in any of the assets of the Company or the Predators or any direct or indirect ownership interest in the Company, of 5% or more, requires the prior approval of the AFL, which may be withheld in the AFL's sole discretion. AFL rules limit the amount of debt that may be secured by the assets of, or ownership interests in, an AFL team and require that the parties to any secured loan that is approved execute an agreement limiting the rights of the lenders and the team (or stockholder) under certain circumstances, including upon an event of default or foreclosure. These limitations may adversely affect the rights of the team (or stockholder) under certain circumstances.

     Failure by a holder of a 5% or more interest in the Company to comply with these restrictions may result in a forced sale of such holder's interest in the Company or the repurchase of such interests by the Company. The Company's Bylaws provide that the Company may redeem, at the lower of fair market value or cost, shares held by any person or entity who becomes the owner of 5% or more of the Company's Common Stock without the approval of the AFL. These restrictions are and will continue to be contained in a legend on each certificate issued evidencing shares of Class A Common Stock.

     Neither the AFL, any of its affiliates or members nor any of their respective officers, employees or representatives, other than the Company, assume any responsibility for the accuracy of any representations made by the Company in this Report.

Current Operations of the Company

     The Company derives substantially all of its revenue from the Arena Football operations of the Predators. This revenue is primarily generated from
(i) the sale of tickets to the Predators' home games, (ii) the sale of advertising and promotions to Predator sponsors, (iii) the sale of local and regional broadcast rights to Predators' games, (iv) the Predators' share of contracts with national broadcast organizations obtained through the AFL, and
(v) the sale of merchandise carrying the Predators' logos. The information contained hereunder and elsewhere in the Prospectus includes the operations of the Predators when the team was owned by the Orlando Predators, Ltd. through March 1997. In March 1997 the Company was formed to acquire, own and operate the team.

     In March 1998, the Company entered into an agreement with the AFL pursuant to which it agreed to purchase two Team Shares (which would represent a 2/19 interest in the League's revenue) for $6,000,000. Under the terms of the agreement, the Company will receive the greater of $480,000 per year or 2/19 of the League's gross revenue until the Company receives an aggregate of $6,000,000. If the entire $6,000,000 is paid within 12 months, one of the Team Shares will be canceled and the Company will thereupon receive 1/18 of the League's gross revenues, without a minimum guarantee.

     Ticket Sales. The Predators played seven home games and seven away games during the 1997 AFL regular season together with one home and one away pre-season exhibition games. Under the AFL Bylaws, the Company receives all revenue from the sale of tickets to regular season and pre-season home games and no revenue from the sale of tickets to regular season and pre-season away games.

     The Predators play all home games at the Orlando Arena, which holds approximately 16,000 spectators. During the last two seasons, the Company sold an average of approximately 6,800 season tickets and had an average paid attendance of approximately 9,500 per game. Ticket prices for regular season home games during the 1997 season at the Orlando Arena ranged from $10 to $100 per game with an average paid ticket price of approximately $24.

     The following table sets forth certain information relating to the Predators' regular season revenue generated by the sale of tickets for the 1996 and 1997 seasons:



Season          Number of              Average           Average Paid           Average
------        Season Tickets        Per Game Paid        Ticket Price      Ticket Revenue Per
              --------------        -------------        ------------      ------------------
                                     Attendance                                   Game
                                     ----------                                   ----

 1997             5,401                 8,523              $24.32              $207,233

 1996             8,245                10,415              $22.46              $233,880



     The Company believes that the attendance drop of approximately 18% in 1997 was a result of (i) the increased price of tickets sold in 1997 and (ii) a late start in promoting season ticket sales as a result of the Company's acquisition of the Predators in 1997.

     Advertising and Promotion. The Company generates revenue from the sale of advertising displayed on signs located throughout the Orlando Arena, and through other promotions utilizing the team's name or logos. In addition, the Company markets team "sponsorships" to local and regional businesses which provide a combination of advertising rights, promotional rights and VIP ticket privileges. Advertising rights include the use of corporate logos within the Orlando Arena, commercials on radio and television, advertisements in the ArenaBall magazine, display of the sponsor's name on the Jumbotron located in the center of the Orlando Arena, public address announcements, the inclusion of customer names on team posters and the like. Promotional rights include banners displayed in the team's VIP room at the Orlando Arena, availability of blocks of seats in the upper bowl endzone for specific games, the use of the team's logos and autographed helmets. VIP privileges include high priority seating selections, parking passes, VIP room passes and travel packages which include attendance at team away games.

     Local and Regional Television, Cable and Radio Broadcasts. The Company had a two-year television contract with the Sunshine Network ("Sunshine") and a one year radio contract with Paxson Communications, Inc. (WQTM radio) ("Paxson") both of which expired in the 1997 season. The contracts granted rights to broadcast Predator games on television, cable and radio pursuant to which the Company received approximately $89,000 and $87,000 for the 1996 and 1997 seasons, respectively. The Company has entered into a new three-year contract with Sunshine for the 1998, 1999 and 2000 seasons pursuant to which the Company will receive approximately $70,000 per season. The Company also entered into a new one-year contract with Clear Channel, Inc. (formerly Paxon) pursuant to which the Company will receive approximately $20,000 in 1998, most of which will be paid in commercial radio time.

     National Television. For the 1997 season, the AFL granted ESPN and ESPN 2 exclusive commercial over-the-air television rights to broadcast a total of 14 AFL regular season games, four playoff games and the Arena Bowl, within the United States. The Company did not receive revenue for these television broadcast rights in 1996 or 1997 as all such revenue was offset by AFL operating expenses assessed against the League's teams. The AFL's national broadcast agreement with ESPN and ESPN 2 expired at the end of the 1997 season. In February, the AFL reached a new two year national broadcast agreement with ESPN, ESPN 2 and ABC pursuant to which the networks will televise 20 AFL games, a majority of which will be live rather than tape delayed (including 10 games in prime time), four playoff games and ABC's telecast of the Arena Bowl.

     Sale of Merchandise. The Company generates additional revenue from the sale of merchandise carrying the Predator logos (primarily athletic clothing such as sweatshirts, T-shirts, jackets and caps) at the Orlando Arena and at the Company's corporate offices in downtown Orlando. Revenue from the sale of such merchandise was approximately $60,000 for the 1997 season.

Summary of League Revenue and Expenses

     The following table summarizes the Company's share of the revenue derived from the AFL as well as AFL assessments incurred during the last two regular seasons:

                                                               SEASON
                                                    ---------------------------
                                                      1997               1996
                                                      ----               ----

Revenue:
Expansion team franchise fees ..............        $ 181,250         $  17,783
                                                    ---------         ---------

         Total revenue .....................          181,250            17,783
                                                    ---------         ---------

Assessments:
Operating assessment .......................          125,000            25,000
Other costs ................................           99,622            26,379
                                                    ---------         ---------

         Total assessments .................        $ (43,372)        $(133,596)


Strategy

     The Company's strategy is to increase revenue by (i) increasing fan attendance at Predators' home games, (ii) expanding the Predators' advertising and sponsorship base, and (iii) contracting with additional local and regional broadcasters to broadcast Predators' games.

     The Company believes that fan attendance will increase based upon the game winning success (if any) of the Predators in the AFL and by increasing media exposure of the team in the central Florida area. In order to recruit players, the Company employs a recruiting team which includes the Company's head coach and Director of Player Personnel. In order to generate increased media interest in the team in central Florida, the Company employs a marketing representative who calls upon the media, corporate sponsors and other central Florida organizations in an attempt to increase team sponsorship. This marketing representative also calls directly upon central Florida businesses to solicit advertising and sponsorship funds on behalf of the team. The Predators participate in a number of charitable events during the year as a part of a community relations and recognition program and maintain an Internet web site at www.orlando.digitalcity.com. The Company also employs five to 10 part-time telemarketing personnel prior to commencement of the AFL season to assist in ticket sales.

     In a broader sense, the Company's strategy includes maintaining and building community support for, and recognition of, the team as an ongoing valuable entertainment institution in central Florida and throughout the state. The Company believes that the value of the Predators as a sports team will increase if community support and recognition are maintained. In this regard, the Predators completed their seventh AFL season and have played in the Arena Bowl for the AFL championship in three of the prior eleven championship games. The Predators hold the fifth best all-time win-loss record among 27 current and former AFL teams and recorded the highest announced average AFL per game attendance for the 1995 and 1996 seasons.

Performance

     The following table describes the performance of the Predators during the last three AFL seasons:


          Season Record   Finish in Division    Playoff Results
          -------------   ------------------    ---------------

  1995          7-5            2nd              Lost in Arena Bowl

  1996          9-5            2nd              Lost in first playoff game

  1997         10-4            1st              Lost in second playoff game


Team Management

     President. Jack Youngblood, a 14-year veteran of the NFL, is President of the Predators and was appointed the Company's President in April 1997. Mr. Youngblood directs and oversees all aspects of the Predators' organization, including operations, administration, marketing, sponsorship, television, radio, public relations and ticket sales. Prior to joining the team, from 1993 to 1995, he was a radio talk show host in the Sacramento metropolitan area. During the 1991 and 1992 AFL seasons, he was director of marketing operations for the Sacramento Surge ("Surge") of the World League of American Football and he also handled color commentary on Surge radio and television broadcasts. His duties with Surge included directing front office operations in the area of sponsorships, ticket sales, corporate sales, advertising and marketing services. From 1985 to 1991, Mr. Youngblood was employed by the Los Angeles Rams ("Rams") of the NFL. He also worked as a color analyst on Rams broadcasts, while handling player relations, public relations, community relations and marketing services. Mr. Youngblood is considered one of the best defensive ends of his era having played professional football with the Rams from 1971 to 1984. A first round draft pick in 1971, he played in all 14 games of his rookie season and by 1973 was a full-time starter for the Rams. Mr. Youngblood set a Rams team record by playing in 201 consecutive games and his 151 1/2 sacks rank as third on the all-time NFL list behind Deacon Jones and Reggie White. He earned all-NFC honors six times, played in seven Pro Bowls and was named to the Sporting News NFC all-star team six times. He was twice the NFC's defensive player of the year. Mr. Youngblood was an all-American defensive end for the University of Florida.

     Coaches. Jay Gruden, age 30, was retained by the Company as the Predators' head coach in August 1997. Coach Gruden replaced Perry Moss who had been the team's head coach for the previous seven seasons. Coach Gruden quarterbacked the Tampa Bay Storm for six seasons from 1991 to 1996. During his tenure, he set AFL records for career pass completions (1,182), passing yards (15,514) and passing touchdowns (280). He led Tampa Bay to Arena Bowl championships four times, including back-to-back titles in 1995 and 1996. A two-time All-Arena selection, Coach Gruden also was the League's Most Valuable Player in 1992.

     Coach Gruden was hired in 1996 to become offensive coordinator of the AFL expansion Nashville Kats. Nashville won an expansion team record 10 games and qualified for the AFL playoffs. Coach Gruden was credited with developing Nashville's quarterback, Andy Kelly, into one of the League's top quarterbacks. Kelly finished the season with an AFL-leading 82 touchdown passes and was the League's fifth rated quarterback. Under Coach Gruden, the Nashville offense finished third in the AFL in scoring at 52.9 points per game and was fourth in total offense at 285.2 yards per game. Coach Gruden's offenses produced victories in the 1997 season over eventual league champion Arizona (56-49), two wins over the Predators (45-36 in Orlando and 74-55 at Nashville) and wins over two other playoff teams.

     A Tampa native, Coach Gruden began his professional career with the NFL Arizona Cardinals in 1989. He moved to the World League of American Football in 1990, where he played for the Sacramento Surge and the Barcelona Dragons, before signing with the Tampa Bay in 1991.

     In his final season as quarterback for Tampa Bay in 1996, he completed 70 touchdown passes, while setting career highs for attempts (447), completions
(275) and yards (3,626). In six post-season campaigns as Tampa Bay's quarterback, Coach Gruden delivered four championship titles and led Tampa Bay to an overall record of 12-2. He completed 253 of 425 post-season passes (60%), for 4,410 yards and 52 touchdowns. Coach Gruden was Arena Bowl Most Valuable Player in 1993. As Tampa Bay's quarterback, he compiled an overall record of 68-17 (.800) - the best six-year winning percentage in AFL history.

     At the University of Louisville under Head Coach Howard Schnellenberger, Coach Gruden set school passing marks in a number of categories and won Most Valuable Player honors in both 1987 and 1988. Following his senior season, he accepted invitations to both the East-West Shrine Game and the Blue-Gray all-star games.

     Coach Gruden's staff includes five other assistant coaches including offensive and defensive coaches, a director of player personnel and an administrative coach.




Players

     In general, the rules of the AFL permit each team to maintain an active roster of 24 players during the regular season. The following table sets forth certain information concerning the Predators' roster for the 1998 season.


No            Name                        Position(1)       Ht.      Wt.     Birthdate        Years
--            ----                        -----------       ---      ---     ---------        in AFL
                                                                                              ------

  1           David Pool                    WR/DB           5-9      182     12/20/66        Rookie
  2           Jeff Parker                   WR/DB           5-10     183     07/26/69        4th Season
  4           John Clark*                   FB/LB           6-3      250     08/16/68        4th Season
  5           Chris Barber                  DS              6-1      190     01/15/64        6th Season
  9           Scott Semptimphelter          QB              6-1      215     05/15/72        Rookie
  12          Franco Grilla                 Kicker          5-11     180     07/21/70        2nd Season
  17          Pat O'Hara                    QB              6-4      212     09/27/68        3rd Season
  21          Bruce LaSane                  WR/LB           6-4      225     08/30/66        6th Season
  **          Marcus Harris                 WR/LB           6-3      215     10/11/74        Rookie
  23          Corris Ervin                  DS              5-11     185     08/30/66        2nd Season
  28          Curtis Cotton                 DS              6-1      210     10/15/69        Rookie
  **          Kevin Gaines                  DS              6-1      190     08/07/71        Rookie
  **          Damon Mason                   DS              5-9      175     03/21/74        Rookie
  **          Kirk Pointer                  DS              5-11     178     02/13/74        Rookie
  **          Rick Hamilton                 FB/LB           6-2      241     04/19/70        Rookie
  34          Jerry Odom                    FB/LB           5-10     220     11/07/68        6th Season
  44          Paul McGowan                  FB/LB           6-0      220     01/13/66        5th Season
  **          Fred Coger                    FB/LB           6-3      247     02/09/70        2nd Season
  **          Jeff Cothran                  FB/LB           6-1      249     06/28/71        Rookie
  65          Eric Drakes                   OL/DL           6-5      265     01/24/69        6th Season
  69          Ray Forsythe                  OL/DL           6-3      310     02/13/72        Rookie
  78          Webbie Burnett                OL/DL           6-3      285     11/07/67        6th Season
  **          Sam Hernandez                 OL/DL           6-3      250     11/18/68        6th Season
  **          Reggie Lee                    OL/DL           6-2      280     12/21/67        Rookie
  **          Howard Smothers               OL/DL           6-3      280     11/16/73        Rookie
  80          Maclin "Mac" Cody             OS              5-7      170     08/07/72        Rookie
  15          Ty Law                        OS              6-1      180     11/27/71        3rd Season
  **          Dedric Smith                  OS              5-8      159     09/16/71        Rookie
  82          Barry Wagner                  WR/DB           6-3      215     11/24/67        6th Season







  **          Kevin Knox                    WR/DB           6-2      199     01/30/71        Rookie
  87          Victor Hall                   OL/DL           6-2      265     12/04/68        4th Season
  93          Kelvin Ingram                 OL/DL           6-2      285     10/25/70        Rookie
  96          Skip McClendon                OL/DL           6-7      300     04/19/64        3rd Season
  98          Jeff Faulkner                 OL/DL           6-4      300     04/04/64        2nd Season

-----------

*    Injured Reserve

**   Number not yet assigned

(1)  WR-Wide Receiver; DB-Defensive Back; FB-Fullback; LB-Lineback; DS-Defensive
     Specialist;  OS-Offensive  Specialist;  QB-Quarterback;  OL-Offensive Line;
     DL-Defensive Line



     Player salaries range from $15,000 to $50,000 per season together with a housing provision which averages approximately $400 per month per player. AFL players sign one-year contracts with an additional one-year option season granted to the team. Following the contract year, if a team and player cannot agree on the option season salary, the player must either play for the original option year salary or stay out during the option season, after which he is free to negotiate with any team in the League. There are no player drafts, although expansion teams are allowed to draw from a pool of players designated by each AFL team.

Orlando Arena

     The Predators play in the Orlando Arena, which has a seating capacity of approximately 16,000. Under the terms of the Predators' previous lease, which expired at the end of the 1997 season, the Predators paid a rental which was the higher of $7,500 per game or 8.5% of ticket sales for such game, up to a maximum of $15,000 per game. The team did not share in any other arena revenue, such as parking fees or concession sales. The Company has negotiated a new five-year lease (with an additional five-year option) with the Orlando Arena commencing in the 1998 season at approximately the same rental per game, but which provides the Company with an approximately 20% share of revenue generated from food and beverage concessions in exchange for the Company reducing ticket prices by approximately 10% to 20% depending on seat location. The Company will also receive a rebate against rent of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons. The loss of use of the Orlando Arena would substantially and adversely affect the operations of the Predators and the Company.

Competition

     The Predators compete for sports entertainment dollars not only with other professional sports teams but also with college athletics and other sports-related entertainment. During parts of the AFL season, the Predators compete in the city of Orlando with professional basketball and in the state of

Florida with professional hockey and professional baseball. In addition, the colleges and universities in central Florida, as well as public and private secondary schools, offer a full schedule of athletic events throughout the year. The Predators also compete for attendance and advertising revenue with a wide range of other entertainment and recreational activities available in central Florida. On a broader scale, AFL teams compete with football teams fielded by high schools and colleges, the NFL, the Canadian Football League and the World Football League.

Employees

     In addition to its 24 active players, the Company employs eight football personnel, nine non-football personnel and five to 10 part-time telemarketing personnel. During the AFL season, the Company also uses part-time employees from time to time. None of the Company's employees, including its players, are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------


     The Company leases its executive offices from First Union Bank on a month-to-month basis. The rental rate, valued at $4,167 per month, is satisfied through a trade-out with First Union Bank for Predator season tickets and other advertising considerations.

     Under the terms of the Predators' previous Orlando Arena lease, which expired during the 1997 season, the Predators paid a rental which was the higher of $7,500 per game or 8.5% of ticket sales for such game, up to a maximum of $15,000 per game. The team did not share in any other arena revenue such as parking fees or concession sales. The Company has negotiated a new five year lease (with an additional five-year option) with the Orlando Arena commencing in the 1998 season at approximately the same per game rental but which provides the Company with an approximately 20% share of revenue generated from food and beverage concessions in exchange for the Company reducing ticket prices by approximately 10% to 20% depending on seat location. The Company will also receive a rebate against rent of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons. The loss of use of the Orlando Arena would substantially and adversely affect the operations of the Predators and the Company.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     The Company's Class A Common Stock commenced trading on the NASDAQ SmallCap Market under the symbol "PRED" on December 11, 1997. The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Class A Common Stock as reported by NASDAQ but does not include retail markup, markdown or commissions.

                                                                Price
                                                       -----------------------
By Quarter Ended:                                      High               Low

March 31, 1998 (through March 27, 1998)...............$4.25              $2.94
December 31, 1997    .................................$4.25              $3.12

     As of March 27, 1998, the Company had approximately 350 record and beneficial stockholders.

Class A and Class B Common Stock

     The Company is authorized to issue 15,000,000 shares of no par value Common Stock ("Common Stock"), of which 2,480,000 shares of Class A Common Stock are outstanding as of the date of this Report. In addition, the Company has issued 1,000 shares of no par value Class B Common Stock to The Monolith Limited Partnership (925 shares) and Alan N. Gagleard (75 shares), the Company's two principal shareholders. The Class A Common Stock and Class B Common Stock are identical in all respects except that each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10,000 votes. The Class B Common Stock was issued to satisfy certain control requirements of the AFL. See "Arena Football-Restrictions on Ownership" and "Item 12." Upon issuance, shares of Common Stock are not subject to further assessment or call. Subject to the prior rights of any series of preferred stock which may be issued by the Company in the future, holders of Common Stock are entitled to receive ratably such dividends that may be declared by the Board of Directors out of funds legally available therefor, and, in the event of the liquidation, dissolution or winding up of the Company, are entitled to share ratably in all assets remaining after payment of liabilities. Holders of Common Stock have no preemptive rights or rights to convert their Common Stock into any other securities. The outstanding Common Stock is, and the Common Stock to be outstanding upon completion of the Offering will be, validly issued, fully paid and nonassessable. The holders of the Class B Common Stock are entitled to convert each share of Class B Common Stock into one share of Class A Common Stock.

Redeemable Warrants

     Each Warrant represents the right to purchase one share of Class A Common Stock at an initial exercise price of $7.50 per share until December 10, 2002. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to adjustment in certain events, including the issuance of Class A Common Stock as a dividend on shares of Class A Common Stock, subdivisions or combinations of the Class A Common Stock or similar events. The Warrants do not contain provisions protecting against dilution resulting from the sale of additional shares of Class A Common Stock for less than the exercise price of the Warrants or the current market price of the Company's securities.

     Warrants may be redeemed in whole or in part, at the option of the Company, upon 30 days' notice, at a redemption price equal to $.01 per Warrant if the closing price of the Company's Class A Common Stock on NASDAQ is at least $7.50 per share for 20 consecutive trading days, ending not earlier than five days before the Warrants are called for redemption.

     Holders of Warrants may exercise their Warrants for the purchase of shares of Class A Common Stock only if a current prospectus relating to such shares is then in effect and only if such shares are qualified for sale, or deemed to be exempt from qualification, under applicable state securities laws. The Company will use its best efforts to maintain a current prospectus relating to such shares of Class A Common Stock at all times when the market price of the Class A Common Stock exceeds the exercise price of the Warrants until the expiration date of the Warrants, although there can be no assurance that the Company will be able to do so.

     The shares of Class A Common Stock issuable upon exercise of the Warrants will be, when issued in accordance with the Warrants, fully paid and non-assessable. The holders of the Warrants have no rights as stockholders until they exercise their Warrants.

     For the life of the Warrants, the holders thereof are given the opportunity to profit from a rise in the market for the Company's Class A Common Stock, with a resulting dilution in the interest of all other stockholders. So long as the Warrants are outstanding, the terms on which the Company could obtain additional capital may be adversely affected. The holders of the Warrants might be expected to exercise them at a time when the Company would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the Warrants.

     The Warrants are also listed on the NASDAQ SmallCap Market.

Preferred Stock

     The Company is authorized to issue 1,500,000 shares of preferred stock, no par value (the "Preferred Stock"). The Preferred Stock may, without action by the stockholders of the Company, be issued by the Board of Directors from time to time in one or more series for such consideration and with such relative rights, privileges and preferences as the Board may determine. Accordingly, the Board has the power to fix the dividend rate and to establish the provisions, if any, relating to voting rights, redemption rate, sinking fund, liquidation preferences and conversion rights for any series of Preferred Stock issued in the future.

     It is not possible to state the actual effect of any other authorization of Preferred Stock upon the rights of holders of Common Stock until the Board determines the specific rights of the holders of any other series of Preferred Stock. The Board's authority to issue Preferred Stock also provides a convenient vehicle in connection with possible acquisitions and other corporate purposes, but could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock. Accordingly, the issuance of Preferred Stock may be used as an "anti-takeover" device without further action on the part of the stockholders of the Company, and may adversely affect the holders of the common stock. The Company has not issued any Preferred Stock.

Transfer Agent and Warrant Agent

     The Company has appointed Corporate Stock Transfer, Inc., 370 17th Street, Suite 2350, Denver, Colorado 80202, as its transfer agent and warrant agent.

Dividends

     The Company has not paid dividends on its Class A and Class B Common Stock since inception and does not plan to pay dividends in the foreseeable future. Earnings, if any, will be retained to finance growth.

Limitation on Liability

     The Company's bylaws provide that a director shall not be personally liable to the Company or its stockholders for any action taken or any failure to act to the full extent permitted by the Florida Business Corporation Act. The effect of this provision in the bylaws is to eliminate the rights of the Company and its stockholders, through stockholders' derivative suits on behalf of the Company, to recover monetary damages from a director for breach of the fiduciary duty of care as a director including breaches resulting from negligent or grossly negligent behavior. This provision does not limit or eliminate the rights of the Company or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care or to seek monetary damages for (i) a violation of criminal law, (ii) unlawful payment of dividends or other distribution under Florida law, (iii) a transaction in which a director derived an improper personal benefit, (iv) willful misconduct, or (v) reckless, malicious or wanton acts.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Introduction

     The Orlando Predators Entertainment, Inc. (the "Company") was formed in March 1997 to acquire, own and operate the Orlando Predators (the "Predators" or the "team"), a professional Arena Football team of the Arena Football League (the "AFL" or the "League"). The AFL is a nonprofit corporation organized to govern the Arena Football teams which comprise the League.

     The Company derives substantially all of its revenue from the Arena Football operations of the Predators. This revenue is primarily generated from
(i) the sale of tickets to the Predators' home games, (ii) the sale of advertising and promotions to Predator sponsors, (iii) the sale of local and regional broadcast rights to Predators' games, (iv) the Predators' share of contracts with national broadcast organizations and expansion team fees paid through the AFL, and (v) the sale of merchandise carrying the Predators' logos. A large portion of the Company's annual revenue is determinable at the commencement of each football season based on season ticket sales and contracts with broadcast organizations and team sponsors.

     The operations of the team are year round; however, the majority of revenues and expenses are recognized during the AFL playing season, from April through August of each year. The team begins to receive deposits in late September for season tickets during the upcoming season. From September through April the team sells season tickets and collects revenue from all such sales. Selling, advertising and promotions also take place from September through April although these revenues are not realized until after the season begins. Single game tickets and partial advertising sponsorships are also sold during the season, primarily from April to July. Additional revenues are recognized in August from playoff games, if any.

     Prospective investors should read the following information in conjunction with the Company's audited financial statements and should carefully consider such information as well as other information contained in this Report before making an investment in the Company's securities. Information contained herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Many factors (including intense competition, possible need for additional capital, the Company's business concentration, risks associated with the Orlando Arena lease, dependence on key personnel, competitive success of the Predators, possible increase in players' salaries, risk of players' injuries, risks associated with AFL membership and uncertainties regarding game attendance and broadcast contracts) could also cause actual results to vary materially from the future results covered in such forward-looking statements.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

The Company recognizes game revenue and expenses over the course of the season (April through August). Therefore, revenue and operating expenses other than selling, general and administrative expenses of the Company are comparable to the predecessor company (Orlando Predators, a division of Orlando Predators, Ltd.)

     Revenues. Revenue for the period ended December 31, 1997 was $2,697,894 which represented a decrease of $191,489 or 6.6% as compared to revenue for the year ended December 31, 1996 of $2,889,383. The decrease for the period ended December 31, 1997 was directly attributable to a decrease in ticket sales of $328,462 as well as sponsorship and miscellaneous revenue of $171,812. The decrease in ticket sales and sponsorship revenue resulted from a decrease in season ticket sales efforts prior to the beginning of the 1997 season. The team was sold in March 1997 to the Company, and the former owners did not market season tickets and sponsorship sales as they had done in prior years. For the 1998 season, the Company began marketing efforts in September 1997. The decrease in ticket and sponsorship revenue were offset by increases in League revenue of $163,467 and playoff revenue of $145,318.

     Operating Expenses. Operating expenses of $1,906,870 decreased $286,887 or 13.1% as compared to the prior year of $2,193,757. The decreases were a result of decreases in player related costs including payroll, medical and housing costs. These decreases were offset by increased expenses related to an additional home playoff game of approximately $159,000.

     Selling and Promotional Expenses. Selling and promotional expenses of $408,281 decreased 7.9% or $35,124 as compared to the prior year primarily due to the decreased preseason marketing efforts, but were offset with the increased advertising costs associated with the one additional home playoff game as compared to the prior year.

     League Assessments. League assessments of $224,622 increased $73,243 or 48% as compared to the prior year of $151,379. League assessments increased primarily due to costs associated with legal settlements with former teams. The AFL is comprised of a number of teams who share in all the League expenses and some League revenues. Assessments are based upon the team's share of League operating expenses and other League expenses such as legal settlements.

     General and Administrative Expenses. General and administrative expenses of $871,206 increased $245,569 or 39.3% as compared to the prior year of $625,637. This increase can be attributed to an increase in payroll costs and professional fees.

     Interest Expense. Interest expense during the period ended December 31, 1997 was $104,083. The interest expense was related to the debt assumed in the purchase of the Company and additional advances for operations made by stockholders of the Company. This debt was paid using proceeds of the IPO.

     Amortization and Depreciation. Amortization and depreciation increased $45,061 as compared to the prior year due to the increase in the cost of the assets acquired by the Company in February 1997.

Liquidity and Capital Resources

     Historically, the Company financed net operating losses primarily with loans from the team's former managing general partner.

     Through December 10, 1997, the Company had issued an aggregate of $2,342,970 of promissory notes (together with interest thereon) to its two stockholders all of which were repaid from proceeds of the IPO.

     The reduction of indebtedness using proceeds of the IPO improved the Company's liquidity by reducing indebtedness required to be repaid in the future. The Company believes that cash flows from operations along with the net proceeds of the IPO will be sufficient to satisfy the Company's anticipated working capital requirements for at least the next 12 months.






ITEM 7. FINANCIAL STATEMENTS
----------------------------

                                      INDEX
                                      -----

                                                                     Page
                                                                     ----

THE ORLANDO PREDATORS ENTERTAINMENT, INC.
     Independent Auditors' Report                                    F-2
     Financial Statements:
         Balance Sheet                                               F-3
         Statement of Operations                                     F-4
         Statement of Changes in Stockholders' Equity                F-5
         Statement of Cash Flows                                     F-6
     Notes to Financial Statements                                   F-7

ORLANDO PREDATORS, a Division of Orlando Predators, Ltd.
     Independent Auditors' Report                                    F-19
     Financial Statements:
         Balance Sheet                                               F-20
         Statement of Operations                                     F-21
         Statement of Changes in Division Equity (Deficit)           F-22
         Statement of Cash Flows                                     F-23
     Notes to Financial Statements                                   F-24

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
The Orlando Predators Entertainment, Inc.
Orlando, Florida


We have audited the accompanying balance sheet of The Orlando Predators Entertainment, Inc. as of December 31, 1997, and the related statements of operations, changes in stockholders' equity and cash flows from February 14, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Orlando Predators Entertainment, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                               AJ. ROBBINS, P.C.
                                               CERTIFIED PUBLIC ACCOUNTANTS
                                                  AND CONSULTANTS

Denver, Colorado
January 21, 1998
Except for Note 10 as to
  which the date is March 17, 1998

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1997
                                -----------------


                                     ASSETS

CURRENT ASSETS:
     Cash                                                           $ 2,255,678
     Inventory                                                           14,659
     Receivable from employees                                           51,717
     Prepaid expenses                                                    94,134
                                                                    -----------

                  Total Current Assets                                2,416,188

PROPERTY AND EQUIPMENT, at cost, net                                    262,397

MEMBERSHIP COST, net                                                  1,944,259

OTHER INTANGIBLES, net                                                   55,159

RESTRICTED INVESTMENT                                                   100,000

OTHER ASSETS                                                                908
                                                                    -----------

                                                                    $ 4,778,911
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $   167,355
     Accounts payable, related parties                                   80,108
     Accrued interest, stockholders                                      99,083
     Deferred revenue                                                   457,643
                                                                    -----------

                  Total Current Liabilities                             804,189

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, 1,500,000 shares authorized;  none
         issued or outstanding                                             --
     Class A Common stock, 15,000,000 shares authorized;
         2,480,000 issued and outstanding                             4,861,707
     Class B Common Stock, 1,000 shares authorized,
         1,000 issued and outstanding                                     5,000
     Accumulated (deficit)                                             (891,985)
                                                                    -----------

                  Total Stockholders' Equity                          3,974,722
                                                                    -----------

                                                                    $ 4,778,911
                                                                    ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                             STATEMENT OF OPERATIONS
                 FOR THE PERIOD FEBRUARY 14 TO DECEMBER 31, 1997
                 -----------------------------------------------


REVENUES:
     Ticket revenues                                                $ 1,542,577
     Play-off game ticket revenues                                      140,318
     Play-off game revenue sharing                                       45,000
     Local television and radio broadcast rights                         87,632
     Advertising and promotions                                         644,529
     Advertising and promotions, related party                           50,000
     League revenue                                                     181,250
     Other                                                                6,588
                                                                    -----------

              Total Revenues                                          2,697,894
                                                                    -----------

COSTS AND EXPENSES:
     Operations                                                       1,901,508
     Operations, related party                                            5,362
     Selling and promotional expenses                                   408,281
     League assessments                                                 224,622
     General and administrative                                         871,206
     Amortization                                                        52,496
     Depreciation                                                        32,402
                                                                    -----------

              Total Costs and Expenses                                3,495,877
                                                                    -----------

OPERATING (LOSS)                                                       (797,983)
                                                                    -----------

OTHER INCOME (EXPENSE):
     Interest expense                                                    (2,520)
     Interest expense, related party                                   (104,083)
     Interest income                                                     12,601
                                                                    -----------

              Net Other Income (Expense)                                (94,002)
                                                                    -----------

NET (LOSS)                                                          $  (891,985)
                                                                    ===========

NET (LOSS) PER SHARE                                                $      (.61)
                                                                    ===========

Weighted Average Number of Common Shares Outstanding                  1,463,796
                                                                    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                            ORLANDO PREDATORS ENTERTAINMENT, INC.
                                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE PERIOD ENDED DECEMBER 31, 1997
                                           --------------------------------------


                                     Class A Common Stock             Class B Common Stock
                                  --------------------------        ------------------------      Accumulated
                                   Shares            Amount          Shares          Amount        (Deficit)          Total
                                   ------            ------          ------          ------        ---------          -----

Class A Common Stock
   issued in exchange
   for ownership of
   the Predators                  1,276,500      $   438,087             --       $      --       $      --        $   438,087

Class A Common Stock
   issued for cash                  103,500           49,709                                                            49,709

Class B Common Stock
   issued for
   conversion of
   accrued interest
   payable                                                              1,000           5,000                            5,000

Class A Common Stock
   issued net of
   offering costs of
   $ 1,126,089                    1,100,000        4,373,911                                                         4,373,911

Net (loss)                                                                                           (891,985)        (891,985)
                                -----------      -----------      -----------     -----------     -----------      -----------
Balances,
   December 31, 1997              2,480,000      $ 4,861,707            1,000           5,000     $  (891,985)     $ 3,974,722
                                ===========      ===========      ===========     ===========     ===========      ===========









                                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                            F-5



                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE PERIOD FEBRUARY 14 TO DECEMBER 31, 1997
                 -----------------------------------------------


CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Net (loss)                                                     $  (891,985)
     Adjustments to reconcile net (loss) to net cash
from operating activities:
         Depreciation and amortization                                   84,898
     Changes in assets and liabilities:
         Accounts receivable                                            688,956
         Employee receivables                                           (46,256)
         Inventory                                                        5,326
         Prepaid expenses                                                (1,693)
         Other assets                                                      (908)
         Accounts payable and accrued expenses                          300,985
         Deferred revenue                                              (830,544)
                                                                    -----------

                   Net Cash (Used) by Operating Activities             (691,221)
                                                                    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of equipment                                              (27,130)
     Investment in certificate of deposit                              (100,000)
     Payments for contract purchase                                     (62,054)
                                                                    -----------

                   Net Cash (Used) by Investing Activities             (189,184)
                                                                    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Loans from stockholders                                          1,080,000
     Payments of loans from stockholders                             (2,317,828)
     Proceeds from issuance of Class A Common Stock                   5,500,000
     Payment of offering costs                                       (1,126,089)
                                                                    -----------

                   Net Cash Provided by Financing Activities          3,136,083
                                                                    -----------

INCREASE IN CASH                                                      2,255,678

CASH, beginning of period                                                  --
                                                                    -----------
CASH, end of period                                                 $ 2,255,678
                                                                    ===========

Supplementary information:
See Note 7

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                -----------------



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Activity
--------
The Orlando Predators Entertainment, Inc. (the Company) was formed on March 27, 1997, to acquire, own and operate the Orlando Predators, a Division of Orlando Predators, Ltd. (Predators). The Predators are a professional Arena Football team and a member of the Arena Football League (AFL). The AFL membership was purchased by Monolith Limited Partnership (Monolith) as an agent for the Company on February 13, 1997 from the Orlando Predators, Ltd.. During March 1997, Monolith organized the Company and transferred ownership of the Predators to the Company in exchange for 1,276,500 shares of the Company's common stock. Audited financial statements for Orlando Predators, a division of Orlando Predators, Ltd., the predecessor owner, for the period prior to acquisition, January 1, 1997 through February 13, 1997, are not presented since no substantial activities took place during that period.

Cash and Cash Equivalents
-------------------------
Cash and equivalents consists primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

Inventory
---------
Inventory consists of team merchandise available for sale. Inventory is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment
----------------------
Property and equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 5-10 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations. Depreciation expense for the period ended December 31, 1997 was $32,402.

Restricted Investment
---------------------
Restricted investment consists of an interest bearing certificate of deposit with a financial institution, which also provides a letter of credit to the Company. The certificate of deposit was a condition of awarding the letter of credit.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                -----------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Membership Cost
---------------
The AFL membership is recorded at cost of $1,989,860 and is being amortized on a straight-line basis over 40 years. Amortization expense for the period ended December 31, 1997 was $45,601.

The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of the membership cost may warrant revision or that the remaining balance of the asset may not be recoverable. If factors indicate that the membership cost may be impaired, the Company uses an estimate of the remaining value of the membership rights in measuring whether the asset is recoverable. Unrecoverable amounts are charged to operations in the applicable period as required under the provisions of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets". No such charge has been required.

Other Intangible Assets
-----------------------
The remainder of the new head coach's contract and other costs from his former employer were purchased for $62,054 and are being amortized on a straight-line basis over the term of his contract with the Company, 3 years. Amortization expense for the period ended December 31, 1997 was $6,895.

Football Operations
-------------------
Revenues, principally ticket sales and television and radio broadcasting fees are recorded as revenues at the time the related game is played. The Company is entitled to keep all gate receipts from home games but does not share in the gate receipts from away games. Team expenses (principally player and coaches salaries, fringe benefits, insurance, game expenses, arena rentals and travel) are recorded as expenses on the same basis. Accordingly, income and expenses not earned or incurred are recorded as deferred revenues and prepaid expenses and are amortized ratably as regular season games are played. General, administrative, selling and promotional expenses are charged to operations as incurred.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                -----------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company sells sponsorships for cash and services. In exchange, the sponsor receives advertising and various benefits to Predator games. The value of the services has been estimated in the accompanying financial statements. Management believes these estimates reasonably disclose the value of services received.

Income Taxes
------------
The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences.

Deferred tax assets arise primarily from the net operating loss and amortization of the membership cost which is not deductible for tax purposes until the membership is sold. Deferred tax liabilities result when depreciation for tax purposes exceeds depreciation for book purposes. The net deferred tax asset at December 31, 1997 was not significant. A valuation allowance equal to the net deferred tax asset has been recorded since it is more likely than not that the tax asset will not be realized. (See Note 9).

Concentrations of Risk
----------------------
Concentrations of credit risk associated with accounts receivable is limited due to accounts receivable transactions arising from sponsorship contracts which have a history of performance. The supply of talented players is limited due to the competitive nature with other professional football leagues.

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                -----------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share
-------------------------
Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128) was issued in February 1997 (effective for financial statements issued for periods ending after December 15, 1997). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Stock-Based Compensation
------------------------
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No.123). Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of APB No. 25. However, if the provisions of APB No. 25 are continued, proforma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. The Corporation recognizes compensation costs under the provisions of APB No. 25 and will provide the expanded disclosure required by SFAS No. 123.

Recently Issued Accounting Pronouncements
-----------------------------------------
In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information", effective for fiscal years beginning after December 15, 1997. The adoption by the Company of these Statements in January 1998 is not expected to have a material impact on the Company's financial statements.

Year 2000 Issues
----------------
Many existing computer programs use only two digits to identify a year in the date field, with the result that data referring to year 2000 and subsequent years may be misinterpreted by these programs. If present in the computer applications of the Company or its suppliers and customers and not corrected, this problem could cause computer applications to fail or to create erroneous results and could cause a disruption in operations and have a short-term adverse effect on the Company's business and results of operations. The Company will evaluate its principal computer system to determine if they are substantially Year 2000 compliant.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                -----------------


NOTE 2 - ACQUISITION OF PREDATORS

The Predators were purchased by Monolith Limited Partnership (Monolith) as an agent for the Company on February 13, 1997 from the Orlando Predators, Ltd. During March 1997 Monolith organized the Company and transferred ownership of the Predators to the Company in exchange for 1,276,500 shares of the Company's common stock.

On February 13, 1997 Monolith acquired substantially all of the assets and the business of the Orlando Predators, a Division of Orlando Predators, Ltd. (Predators). The assets consist primarily of the Orlando Arena Football League
(AFL) membership, game and office equipment. The purchase price for the team was $2,325,000 comprised of $1,875,000 in cash, $180,000 note which was paid in May 1997, assumption of $45,000 in commissions payable, and $225,000 of Monolith Limited Partnership interests (agent for the Company).

The purchase price for the Predators has been allocated as follows:

AFL Membership                                                      $ 1,989,860
Game equipment and system                                               225,721
Office equipment                                                         41,948
Prepaid expenses                                                         67,471
                                                                    -----------

         Total Purchase Price                                         2,325,000

Monolith units                                                         (225,000)
Note payable                                                           (180,000)
Commissions payable                                                     (45,000)
                                                                    -----------

Cash paid at closing                                                $ 1,875,000
                                                                    ===========

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                -----------------


NOTE 3 - ARENA FOOTBALL LEAGUE

The AFL is a non-profit corporation, which governs the rules and conduct of each member team. Each member owns an equal percentage of the AFL and appoints one board member. A budget for AFL expenses is approved annually by the board and expenses are shared equally. Revenues from expansion membership fees are divided equally between all members and a corporation owned by the inventor (Gridiron) of the Arena Football Game. Revenues and assessments are recognized when billed by the league. Special assessments for membership repurchases are recognized in the same periods as membership expansion fees that replace them. The Company's share of the 1998 season budget is as follows:

Revenue:
     Expansion membership fees                                        $    --
                                                                      ---------

Assessments:
     Operating assessment                                               120,000
     Other costs                                                         15,000

                                                                       (135,000)

Net Assessment                                                        $(135,000)
                                                                      =========

The Company continues to be contingently liable for its share of AFL expenses which may exceed AFL revenues.

A $1,500,000 judgement has been entered against the AFL. The AFL has filed a motion to appeal and set aside the judgement. No date has been set for the motion to set aside and legal counsel is unable to estimate the future outcome. The AFL is also a defendant to a claim for alleged damages for approximately $2,000,000. The AFL is vigorously defending this action. The AFL is also a party to a number of other lawsuits arising in the course of business estimated by management to be for amounts less than $10,000,000. In the opinion of the Company's management, the resolution of those matters will not have a material adverse effect on the AFL's results of operations or financial position.

Outcomes and expenses of litigation will be divided equally between all members. Management believes its share of the outcomes will not have a material adverse effect on the Company's results of operations or financial position.

License Agreement
-----------------
The AFL has licensed the right to operate the Arena Football League and the use of the Arena Football League logo, trademark and the patented game known as Arena Football from Gridiron, owner of the logo, trademark and patented game. The Company is required to pay an annual royalty to Gridiron in the amount of $20,000 as its share of license fees due to Gridiron.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                -----------------


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                    December 31,
                                                                       1997
                                                                    -----------

Office equipment                                                     $  68,478
Game equipment and system                                              226,321
                                                                     ---------
                                                                       294,799
Less accumulated depreciation                                          (32,402)

                                                                     $ 262,397
                                                                     =========

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following:

                                                                    December 31,
                                                                       1997
                                                                    -----------


Accounts payable                                                     $ 151,740
Accrued salaries and payroll                                            15,615
                                                                     ---------

                                                                     $ 167,355
                                                                     =========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Local Media Contracts
---------------------
The Company had radio and television broadcasting contracts with a local radio station and a local cable sports network. The contracts required the Company to provide certain services, goods, and game tickets in exchange for commercial time, promotional events and the right to broadcast the games. The Company is negotiating new local media contracts.

Employment Agreements
---------------------
The Company has employment agreements with players, the head coach and executives of the Predators. Certain of these contracts provide for guaranteed payments which, must be paid even if the employee is injured or terminated. The player contracts are for a term of one year with a one year renewal option. If the team does not re-sign the player at the end of the contract, he is waived and free to sign with another team. However, the team has the option of signing the player first. If the player refuses to re-sign, he must "sit out" for one year before playing for another team.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                -----------------


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

The President has a 42 month agreement with annual compensation ranging from $60,000 to $80,000, commission on sponsorship revenue ranging from 10% to 7%, tickets to home games and options to purchase 34,500 shares of the Company's Class A Common Stock with an exercise price of $2.00 through July 2007.

The Director of Player Personnel and Assistant Coach has a 3 year employment agreement with annual compensation ranging from $40,000 to $44,000, a $6,000 signing bonus, playoff participation incentives and options to purchase 10,000 shares of the Company's Class A Common Stock with an exercise price of $2.00 per share.

The Headcoach has a 3 year employment agreement with annual compensation ranging from $70,000 to $80,000, playoff participation incentives and options to purchase 15,000 shares of the Company's Class A Common Stock with an exercise price of $2.00 per share. The Company has an option to renew the contract for an additional 3 years.

The Vice-President of Sales and Marketing has a 3 year employment agreement with annual compensation of $45,000, 10% commissions on increases in sponsorship revenues over the prior year sponsorship revenues, 1% of renewal season ticket sales and 20% of new season ticket sales, less commissions paid to direct sales staff.

Lease Obligations
-----------------
The Company leases the Orlando Centroplex arena for all home games and the Citrus Bowl as a practice field from the City of Orlando. Lease payments are based upon the greater of a percentage of gross ticket sales or $7,500 per regular season home game. The lease was assigned from the previous owners of the team. The lease expired at the end of the 1997 season. The Company is negotiating for renewal of the lease, under new terms.

In addition, office space is received as trade for a sponsorship from a financial institution. The total value of the office space is $50,000 and the lease is renewed annually.

Future minimum lease payments for the year ended December 31, 1998 are $-0-.

Self Insurance
--------------
The Company is insured for medical and disability coverage for the players. Under the terms of the policy, the Company is required to pay the first $35,000 of medical costs for each player. An insurance policy provides reimbursement up to $465,000 for each player or $1,000,000 in aggregate.

Letter of Credit
----------------
The Company has entered into an agreement with a financial institution for an irrevocable stand by letter of credit in the amount of $100,000. The letter of credit is required by the AFL and is available to draw upon, if necessary, by the AFL after the AFL Board of Directors has given approval. The letter of credit is secured by a $100,000 certificate of deposit.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                -----------------


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

In connection with the acquisition of the Predators, the Company executed notes payable to Monolith for $1,295,000, issued 1,380,000 shares of common stock valued at $487,796 and assumed liabilities of $1,431,285 in exchange for the following assets:


Accounts receivable                                                   $  688,956
Stock subscriptions receivable                                            49,709
Employee receivables                                                       5,461
Inventory                                                                 19,985
Prepaid expenses                                                          92,441
Property and equipment                                                   267,669
Membership cost                                                        1,989,860
                                                                      ----------

                                                                      $3,114,081
                                                                      ==========

In addition to the above noncash transactions, during the period ended December 31, 1997, the Company exchanged notes payable to stockholders of $212,828 and the receivable for the stock subscription agreement of $49,709, for the payment of the note payable and accrued interest to the former owners of the team of $92,537 and the Company reduced the note payable, stockholders by $170,000. The Company issued 1,000 shares of Class B common stock in exchange for $5,000 in accrued interest payable to stockholders. The notes payable were subsequently paid from the proceeds of the Company's initial public offering of Class A common stock.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                -----------------


NOTE 8 - COMMON STOCK

Stock Split
-----------
In June 1997, the Board of Directors approved a 1,380 for 1 forward stock split of its Class A Common Stock. All financial information and per share data has been restated to reflect this event.

Stock Option Plan
-----------------
Effective April 1, 1997, the Company's board of directors adopted the Stock Option Plan under which 150,000 shares of the Company's Class A Common Stock were reserved for issuance at prices not less than fair market value on the date of grant. The board may grant options to key management employees, officers, directors and consultants.

                                                         Outstanding Options
                                                       -----------------------
                                        Reserved                     Price Per
                                         Shares         Shares         Share
                                         ------         ------         -----

Initial reserved shares                  150,000          --         $   --
Granted                                  138,000       138,000           2.00
                                         -------       -------       --------

Balance, December 31, 1997                12,000       138,000       $   2.00
                                         =======       =======       ========

Stock-Based Compensation
------------------------
The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). The standard requires the Company to adopt the fair value method with respect to stock-based compensation of consultants and other non-employees.

The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the intrinsic value method. Had the Company adopted the fair value method with respect to options issued to employees as well, an additional charge to income of $134,000 would have been required in 1997; proforma net loss would have been ($1,025,985) and loss per share would have been $(.70).

In November 1997, the Company issued 1,380,000 shares of Class A Common Stock and 1,000 shares of Class B Common Stock in exchange for the 1,380,000 shares of outstanding common stock and $5,000 in accrued interest.

The Class A Common Stock and Class B Common Stock are identical in all respects except that each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10,000 votes. The Class B Common Stock was issued to satisfy certain control requirements of the AFL.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                -----------------


NOTE 8 - COMMON STOCK (Continued)

In December 1997 the Company issued 1,100,000 shares of Class A Common Stock in conjunction with the completion of its initial public offering of Class A Common Stock for $4,373,911, net of offering costs of $1,126,089.

NOTE 9 - INCOME TAXES

The components of deferred tax assets and (liabilities) were as follows:


Total deferred tax assets                                             $ 355,387
Less valuation allowance                                               (335,387)
                                                                      ---------
                                                                           --
Total deferred tax (liabilities)                                           --
                                                                      ---------

Net deferred tax asset                                                $    --
                                                                      =========

The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) were as follows:

Temporary differences;
   Property and equipment                                             $  (2,773)
   Membership cost                                                       17,146
   Accrued interest-stockholders                                         37,255
   Net operating loss carryforward                                      283,759
Less valuation allowance                                               (335,387)
                                                                      ---------

                                                                      $    --
                                                                      =========

The provision (benefit) for income taxes consists of the following:

Current                                                               $    --
Deferred                                                                   --
                                                                      ---------

                                                                      $    --
                                                                      =========

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                -----------------


NOTE 9 - INCOME TAXES (Continued)


The components of deferred income tax expense (benefit) were as follows:

Temporary differences;
   Depreciation expense                                               $   2,773
   Amortization expense                                                 (17,146)
   Interest-stockholders - stockholders                                 (37,255)
   Net operating loss carryforward                                     (283,759)
Less valuation allowance                                                335,387
                                                                      ---------

                                                                      $    --
                                                                      =========

The following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory income tax rates to pre-tax loss and the reported amount of income tax expense (benefit):

Tax expense (benefit) at statutory rates                              $(283,759)
Depreciation expense                                                      2,773
Amortization expense                                                    (17,146)
Interest expense - stockholders                                         (37,255)
Increase in valuation allowance                                         355,387
                                                                      ---------

                                                                      $    --
                                                                      =========

NOTE 10 - SUBSEQUENT EVENT - MARCH 17, 1998

On March 17, 1998, the Company signed a letter of intent to acquire two nths membership, non-voting, equity interest in the Arena Football League, Inc. for $6,000,000. Each nth membership, equity interest will entitle the Company to share equally with each other member in AFL revenues. The AFL guarantees in the letter of intent to pay the Company at least $480,000 per year until the Company receives an aggregate of $6,000,000 through League distribution. If the Company receives $6,000,000 within one year from the closing of the sale, one nth returns to the League and one nth remains with the Company without any guaranteed rate of return. Once the Company receives an aggregate of $6,000,000, the Company will participate in all League revenues, expenses and liabilities with respect to the two nths membership, equity interest.

The $6,000,000 is payable as follows: $3,500,000 within two weeks of the letter of intent and $2,500,000 within 60 days of the letter of intent. The Company intends to raise bridge and equity financing for the payments.

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Orlando Predators, Ltd.
Orlando, Florida


We have audited the accompanying balance sheet of the Orlando Predators, a Division of Orlando Predators, Ltd. as of December 31, 1996 and the related statements of operations, changes in Division Equity (Deficit) and cash flows for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Orlando Predators, a Division of Orlando Predators, Ltd. as of December 31, 1996 and the results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.




                                                 AJ. ROBBINS, P.C.
                                                 CERTIFIED PUBLIC ACCOUNTANTS
                                                 AND CONSULTANTS


Denver, Colorado
May 30, 1997

                                ORLANDO PREDATORS
                                  BALANCE SHEET
                                DECEMBER 31, 1996
                                -----------------


                                     ASSETS

CURRENT ASSETS:
     Cash                                                             $   1,337
     Accounts receivable                                                 15,000
     Inventory                                                           20,000
     Receivable from employees                                            5,456
     Prepaid expenses                                                    39,943
                                                                      ---------

                  Total Current Assets                                   81,736


PROPERTY AND EQUIPMENT, at cost, net                                     96,854


MEMBERSHIP COST, net                                                    320,719
                                                                      ---------

                                                                      $ 499,309
                                                                      =========

                       LIABILITIES AND DIVISION (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                            $ 300,289
     Accounts payable, related parties                                   27,621
     Due to League                                                        7,394
     Deferred revenue                                                   397,009
                                                                      ---------

                  Total Current Liabilities                             732,313


COMMITMENTS AND CONTINGENCIES


DIVISION (DEFICIT)                                                     (233,004)
                                                                      ---------

                                                                      $ 499,309
                                                                      =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                ORLANDO PREDATORS
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                      ------------------------------------


REVENUES:
     Ticket revenues                                                $ 1,871,039
     Play-off game revenue sharing                                       40,000
     Local television and radio broadcast rights                         89,682
     Advertising and promotions                                         792,320
     Advertising and promotions, related parties                         43,899
     League revenue                                                      17,783
     Other                                                               34,660
                                                                    -----------

                  Total Revenues                                      2,889,383
                                                                    ===========


COSTS AND EXPENSES:
     Operations                                                       2,180,734
     Operations, related party                                           13,023
     Selling and promotional expenses                                   443,405
     League assessments                                                 151,379
     General and administrative                                         606,222
     General and administrative, related party                           19,415
     Amortization                                                        10,175
     Depreciation                                                        29,662
                                                                    -----------

                  Total Costs and Expenses                            3,454,015
                                                                    -----------


OPERATING (LOSS)                                                       (564,632)
                                                                    -----------


OTHER INCOME:
     Interest                                                             3,325
     Other                                                                 --
                                                                    -----------

                  Total Other Income                                      3,325
                                                                    -----------


NET (LOSS)                                                          $  (561,307)
                                                                    ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                ORLANDO PREDATORS
                STATEMENT OF CHANGES IN DIVISION EQUITY (DEFICIT)
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                      ------------------------------------



Balance, December 31, 1995                                            $(501,911)
Net (loss)                                                             (561,307)
Contributions                                                           835,398
Distributions                                                            (5,184)
                                                                      ---------

Balance, December 31, 1996                                            $(233,004)
                                                                      =========

                                ORLANDO PREDATORS
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                      ------------------------------------



CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Net (loss)                                                       $(561,307)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
              Depreciation and amortization                              39,837
              Changes in assets and liabilities:
                  Accounts receivable                                    (8,999)
                  Inventory                                                --
                  Prepaid expenses                                       64,454
                  Due from League                                       (26,395)
                  Other assets                                            2,436
                  Accounts payable and accrued expenses                 (26,500)
                  Deferred revenue                                     (302,458)
                                                                      ---------

                      Net Cash (Used) by Operating Activities          (818,932)
                                                                      ---------


CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of equipment                                              (14,920)
                                                                      ---------


CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Contributions to the Division                                      835,398
     Distributions from the Division                                     (5,184)
                                                                      ---------

                      Net Cash Provided From Financing Activities       830,214
                                                                      ---------


(DECREASE) IN CASH                                                       (3,638)


CASH, beginning of period                                                 4,975
                                                                      ---------


CASH, end of period                                                   $   1,337
                                                                      =========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                ORLANDO PREDATORS
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                -----------------


NOTE 1 - ORGANIZATION

The Orlando Predators, Ltd., a Florida limited partnership, was formed in April 1991. The Orlando Predators, a Division of the Orlando Predators, Ltd. (Predators) is a professional Arena Football team located in Orlando, Florida.

During 1991, the Partners entered into a License and Membership Agreement with the Arena Football League (AFL) for the expansion team in Orlando. (See Note 3).

On January 14, 1997, Orlando Predators, Ltd. entered into an agreement with Monolith Limited Partnership to sell the membership for $1,875,000 in cash, $180,000 note payable and $225,000 of Monolith Limited Partnership interests and assumption of $45,000 of liabilities.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------
Cash and equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

Inventory
---------
Inventory consists of team merchandise available for sale. Inventory is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment
----------------------
Property and equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 5-10 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gains or loss is credited or charged to operations. Depreciation expense for the year ended December 31, 1996 was $29,662.

Membership Cost
---------------
The AFL membership cost of $375,000 is being amortized on a straight-line basis over 40 years. Amortization expense for the year ended December 31, 1996 was $9,425.

Management continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of the membership cost may warrant revision or that the remaining balance of the asset may not be recoverable. If factors indicate that the membership cost may be impaired, management uses an estimate of the remaining value of the membership rights in measuring whether the asset is recoverable. Unrecoverable amounts are charged to operations in the applicable period as required under the provisions of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets".

                                ORLANDO PREDATORS
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                -----------------


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Football Operations
-------------------
Revenues, principally ticket sales and television and radio broadcasting fees are recorded as revenues at the time the related game is played. The Predators are entitled to keep all gate receipts from home games but do not share in the gate receipts from away games. Team expenses (principally players and coaches salaries, fringe benefits, insurance, game expenses, arena rentals and travel) are recorded as expenses on the same basis. Accordingly, income and expenses not earned or incurred are recorded as deferred revenues and prepaid expenses, and amortized ratably as regular season games are played. General, administrative, selling and promotional expenses are charged to operations as incurred.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Predators sell sponsorships for cash and services. In exchange, the sponsors receive advertising and various benefits to the Predator games. The value of the trade goods and services has been estimated in the accompanying financial statements. Management believes these estimates reasonably disclose the value of goods and services received.

Income Taxes
------------
The  Division  is not  subject  to income  taxes.  Accordingly,  no  income  tax
provision  or  benefit  has  been  recognized  in  the  accompanying   financial
statements.

Concentrations of Credit Risk
-----------------------------
The risk associated with accounts receivable is limited due to accounts receivable transactions arising from sponsorship contracts which have a history of performance. The supply of talented players is limited due to the competitive nature with other professional football leagues.

The Predators maintain all cash in deposit accounts, which at times may exceed federally insured limits. The Predators have not experienced a loss in such accounts.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

                                ORLANDO PREDATORS
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                -----------------


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for the Impairment of Long-Lived Assets
--------------------------------------------------
Effective   January  1,  1995  the  Predators  adopted  Statement  of  Financial
Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS 121). The Statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amounts. The adoption of SFAS 121 had no material impact on the Predators financial position.

NOTE 3 - ARENA FOOTBALL LEAGUE

The AFL is a non-profit corporation, which governs the rules and conduct of each member team. Each member owns an equal percentage of the AFL and appoints one board member. A budget for AFL expenses is approved annually by the board and expenses are shared equally. Revenues from expansion membership fees are divided equally between all members and a corporation owned by the inventor (Gridiron) of the Arena Football Game. Revenues and assessments are recognized when billed by the league. Special assessments for membership repurchases are recognized in the same periods as membership expansion fees that replace them. The Predators share of the AFL revenues and assessments are as follows at December 31, 1996:

Revenue:
     Expansion membership fees                                        $  17,783
                                                                      ---------

Assessments:
     Operating assessment                                               125,000
     Other costs                                                         26,379
                                                                      ---------

                                                                        151,379
                                                                      ---------

Net Revenue (Assessment)                                              $(133,596)
                                                                      =========

The Predators continue to be contingently liable for their share of AFL expenses which may exceed AFL revenues. The Company continues to be contingently liable for its share of AFL expenses which may exceed AFL revenues. As of May 30, 1997, the Predators are contingently liable for approximately $90,000 for other team membership purchases.

The AFL is a defendant to a claim for alleged damages for approximately $2,000,000. The AFL is vigorously defending this action.

The AFL is also a party to a number of lawsuits arising in the normal course of business. In the opinion of the AFL, the resolution of those matters will not have a material adverse effect on the AFL's results of operations or financial position.

                                ORLANDO PREDATORS
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                -----------------


NOTE 3 - ARENA FOOTBALL LEAGUE (Continued)

Outcomes and expenses of litigation will be divided equally between all members. Management believes its share of the outcomes will not have a material adverse effect on the Predators results of operations or financial position.

License Agreement
-----------------
The AFL has licensed the right to operate the Arena Football League and the use of the Arena Football League logo, trademark and the patented game known as Arena Football from Gridiron, owner of the logo, trademark and patented game. The Predators are required to pay an annual royalty to Gridiron in the amount of $20,000 as its share of license fees due to Gridiron.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses consist of the following at December 31, 1996:

AFL assessment                                                          $21,000
Professional fees                                                         8,195
Sales tax                                                                 4,600
Insurance                                                                 2,025
Other                                                                     4,123
                                                                        -------

                                                                        $39,943
                                                                        =======

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 1996:

Office equipment                                                      $  77,041
Game equipment and system                                               126,887
                                                                      ---------

                                                                        203,928
Less accumulated depreciation                                          (107,074)
                                                                      ---------

                                                                      $  96,854
                                                                      =========

                                ORLANDO PREDATORS
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                -----------------


NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following at December 31, 1996:

Accounts payable trade                                                  $252,290
Accrued salary and payroll taxes                                          47,999
                                                                        --------

                                                                        $300,289
                                                                        ========

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Local Media Contracts
---------------------
The Predators have radio and television broadcasting contracts with a local radio station and a local cable sports network which expire at the end of the 1997 season. The contracts required the Predators to provide certain services, goods, and game tickets in exchange for commercial time, promotional events and the right to broadcast the games.

Employment Agreements
---------------------
The Predators have employment agreements with players, the head coach and the vice president of the team. Certain of these contracts provide for guaranteed payments, which must be paid even if the employee is injured or terminated. The player contracts are for a term of one-year. If the team does not sign the player at the end of the contract he is free to sign with another team. However, the team has the option of signing the player first. If the player refuses, he must "sit out" for one year before playing for another team. The coach has a one-year agreement for $70,000 with bonuses based on the number of winning games and play-off participation and contains a covenant not to compete for a period of one year after termination of employment. The vice president has a two-year agreement for $60,000, 10% commission on sponsorship revenue and bonuses based on play-off participation.

Lease Commitments
-----------------
The Predators are committed under a lease with the City of Orlando to lease the Orlando Centroplex Arena for all home games and the Citrus Bowl as a practice field. Lease payments are based upon the greater of a percentage of gross ticket sales or $7,500 per regular season game. The lease expired at the end of the 1997 season.

In addition, the office space is received as trade for a sponsorship from a financial institution. The total value of the office space is $50,000 and the lease is renewed annually.

Future minimum lease payments for the year ended December 31, 1997 are $-0-.

Self Insurance
--------------
The Company is insured for medical and disability coverage for the players. Under the terms of the policy, the Company is required to pay the first $35,000 of medical costs for each player. An insurance policy provides reimbursement up to $465,000 for each player or $1,000,000 in aggregate.

                                ORLANDO PREDATORS
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1996
                                -----------------


NOTE 7 - COMMITMENTS AND CONTINGENCIES (Continued)

Letter of Credit
----------------
The Predators have entered into an agreement with a financial institution for a letter of credit in the amount of $100,000. The letter of credit is required by the League and is available to the League to draw upon, if necessary, but only after the AFL Board of Directors has given approval. The letter of credit was personally guaranteed by the partners of Orlando Predators, Ltd.

NOTE 8 - RELATED PARTY TRANSACTIONS

In addition to transactions with related parties discussed throughout the notes to the financial statements, the following related party transactions have occurred:

Sponsorship Revenue
-------------------
During the year ended December 31, 1996, the Predators received revenue in the form of sponsorships from certain limited partners in the amount of $43,899.

Costs of Sponsorship
--------------------
During the year ended December 31, 1996, the Predators incurred expenses related to sponsorship revenue received from certain limited partners in the amount of $3,625.

Medical Expenses
----------------
The Predators incurred medical expenses for treatment of player and/or employee medical conditions from certain limited partners. During the year ended December 31, 1996 such expenses totaled $9,398.

Legal Expenses
--------------
During the year ended December 31, 1996, the Predators incurred legal expenses from certain limited partners in the amount of $19,415.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     None.




                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     The name, age and position of each of the Company's executive officers and directors are set forth below:


                                                                              Officer/Director
                                                                              ----------------
          Name                   Age      Position                                 Since
-----------------------          ---      ---------------------------------   ----------------

William G. Meris (1)(2)           32      Chairman of the Board of Director        1997

Jack Youngblood (1)(2)            49      President and Director                   1997(3)

Alex S. Narushka                  37      Secretary, Treasurer and Chief           1997(3)
                                          Financial Officer

Robert G. Flynn                   33      Chief Operating Officer                  1997

Edgar J. Allen                    51      Vice President-Sales and                 1997
                                          Marketing

Alan N. Gagleard (1)              45      Director                                 1997

Thomas F. Winters, Jr., M.D. (2)  45      Director                                 1997

----------

(1)  Member of Audit Committee.

(2)  Member of Compensation Committee.

(3) Although they are recently elected executive officers of the Company, Messrs. Youngblood and Narushka have held management positions with the Predators since 1995 and 1994, respectively.

     Directors are elected at the Company's annual meeting of shareholders and serve a term of one year or until their successors are elected and qualified.
Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, subject to the bylaws of the Company.




                                       24

     The  Audit  Committee  reviews  the  engagement  and  independence  of  the
Company's independent accountants, the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal accounting controls. The Compensation Committee considers the compensation and incentive arrangements of the Company's executive officers.

     The Company agreed with its IPO Underwriters that, until December 10, 1999, the Company would allow an observer designated by the Underwriters and acceptable to the Company to attend all meetings of the Board of Directors. The observer has no voting rights, is reimbursed for out-of-pocket expense incurred in attending meetings and is indemnified against any claims arising out of participation at the meetings, including claims based on liabilities arising under the securities laws.

     The principal occupation of each director and executive officer of the Company, for at least the past five years, is as follows:

     William G. Meris was appointed the Company's Chairman in March 1997. Mr. Meris has served as Chairman of the Board of Directors of Interhealth Nutritionals, Inc., a privately-held nutrition supplement manufacturer since April 1996 and has been a director of SunWest P.E.O. Inc. since January 1998. He was also a director of Gum Tech International, Inc., a publicly-held specialty chewing gum manufacturer from 1997 until February 1998. Since June 1995, Mr. Meris has been President of WGM Corporation, which acts as the General Partner of the Monolith Limited Partnership, a limited partnership which is a principal stockholder of the Company. From January 1995 to June 1995, he was also a co-manager of Meris Financial, Inc., a private investment and consulting company. From October 1994 until March 1995, Mr. Meris was a co-owner of Cyberia, Inc., a virtual reality entertainment firm. Mr. Meris was employed by Prudential Securities, Inc., as a retail stockbroker from 1989 to April 1994. Subsequently, he worked in the same capacity at Franklin-Lord, Inc. between May and August of 1994. Mr. Meris earned a Bachelor of Science degree in Business Administration from Arizona State University. During the AFL season, he devotes approximately 60% of his time to the affairs of the Company and during the remainder of the year devotes approximately 25% of his time to the affairs of the Company.

     Jack Youngblood, a 14-year veteran of the NFL, is in his fourth season with the Predators. He was appointed Vice President of the Predators in February 1995 and President of the Company in April 1997. Mr. Youngblood directs and oversees all aspects of the Predators' organization, including operations, administration, marketing, sponsorship, television, radio, public relations and ticket sales. From 1993 until he joined the team in 1995, Mr. Youngblood was a radio talk show host in the Sacramento metropolitan area. During the 1991 and 1992 AFL seasons, he was director of marketing operations for the Sacramento Surge ("Surge") of the World League of American Football and he also handled color commentary on Surge radio and television broadcasts. His duties with Surge included directing front office operations in the area of sponsorships, ticket sales, corporate sales, advertising and marketing services. From 1985 to 1991, Mr. Youngblood was employed by the Los Angeles Rams ("Rams") of the NFL. He also worked as a color analyst on Rams broadcasts, while handling player relations, public relations, community relations and marketing services. Mr. Youngblood is considered one of the best defensive ends of his era having played professional football with the Rams from 1971 to 1984. A first round draft pick in 1971, he played in all 14 games of his rookie season and by 1973 was a full-time starter for the Rams. Mr. Youngblood set a Rams team record by playing in 201 consecutive games and his 151 1/2 sacks rank as third on the all-time NFL list behind Deacon Jones and Reggie White. He earned all-NFC honors six times, played in seven Pro Bowls and was named to the Sporting News NFC all-star team six times. He was twice the NFC's defensive player of the year. Mr. Youngblood was an all-American defensive end for the University of Florida.

     Alex S. Narushka joined the Company as the Predators' Assistant General Manager in April 1994 and was appointed the Company's Secretary, Treasurer and Chief Financial Officer in April 1997. From 1992 to 1994, he was employed by the former Managing General Partner of the Predators. Mr. Narushka was the Director of Finance for the Orlando Thunder of the World Football League in 1991 and was Controller of the Orlando Renegades of the United States Football League from 1984 to 1986. He graduated from Auburn University with a degree in Business Administration.

     Robert G. Flynn joined the Predators in September 1991, was appointed its Director of Operations in 1995 and the Company's Chief Operating Officer in April 1997. In these capacities, he oversees all game operations, merchandising, internship program, game system maintenance, sponsorships and travel. He is Director of the Winter Park YMCA and serves as chairman for the Alumni Sports Committee of Trinity Preparatory School. Mr. Flynn earned a Masters degree in Sports Administration from the University of Florida.

     Edgar J. Allen joined the Company as its Vice President - Sales and Marketing in June 1997. From September 1996 until June 1997, Mr. Allen acted as an independent sports consultant. From 1989 to 1996, he was Director of Sponsorship and Broadcast Sales for the Orlando Magic of the National Basketball Association where he was responsible for building sponsorship and broadcast sales revenue. From 1974 to 1976, Mr. Allen was general manager of WHLQ-FM radio station and from 1977 to 1980, was a regional executive for the Radio
Advertising Bureau (the commercial trade association of the radio business). From 1980 to 1983, he was responsible for sales and marketing for Capital Broadcasting, a six-radio station holding company based in Mobile, Alabama. From 1983 to 1989, Mr. Allen was self-employed as a broadcast operating consultant.

     Alan N. Gagleard has been a practicing attorney since 1979 specializing in tax law, employee benefits related law, pension and profit sharing plans, and general civil litigation. He was also licensed as a certified public accountant in the State of Michigan in 1973. Mr. Gagleard was employed by Coopers and Lybrand and Price Waterhouse and Company, two major national accounting firms prior to and during law school. In 1997, Mr. Gagleard became the President and Chief Executive Officer of Sunwest P.E.O. Inc., a professional employer organization based in Arizona. In 1994, as a result of guaranteeing the obligations of a company engaged in the restaurant business and in which Mr. Gagleard was a principal stockholder and director (although not an executive officer or active participant in the operations of the restaurant), Mr. Gagleard filed a petition in bankruptcy under the U.S. Bankruptcy Act. He was discharged in 1994. Mr. Gagleard graduated from the Detroit College of Law in 1979.

     Thomas F. Winters, Jr., M.D. A graduate of Brown University, Dr. Winters received his medical degree in 1980 from the University of Connecticut. He completed an internship in internal medicine at the Medical College of Virginia in Richmond, Virginia, a year of general surgery at St. Francis Hospital and Medical Center in Hartford, Connecticut and an orthopedic residency was at the University of Connecticut Health Center in Farmington, Connecticut. Dr. Winters completed an A.O. Fellowship in Trauma in Hanover, West Germany, followed by Fellowships in Sports Medicine and Adult Reconstructive Surgery at the Brigham and Women's Hospital of Harvard Medical School. At the Harvard Medical School he served as Assistant Team Physician for the Department of Athletics of Harvard University. He has been involved with teaching at both Harvard and now at Orlando Regional Medical Center. Dr. Winters currently serves as Team Physician for the Orlando Predators; a designated consultant for Major League Baseball, Inc.; Orthopedic Consultant for the Kansas City Royals Baseball Organization, Orlando International Aquatic Center and Brown's Gymnasium. He also works closely with area college and high school athletes. Dr. Winters has concentrated on adult orthopedics, specifically, Sports Medicine and Adult Reconstruction, which includes Total Joint Replacement, since 1986. He has received patents for the design of rotational components for total knee replacements, and for meniscal cartilage repair following knee injuries.




ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The Company was organized in March 1997 to acquire, own and operate the Predators. Accordingly, all of the Company's executive officers commenced their employment with the Company in March 1997, although Messrs. Youngblood and Narushka previously held non-executive officer positions with Orlando Predators, Ltd. ("OPL"), the prior owner of the Predators and Mr. Youngblood earned compensation from OPL of approximately $100,000 for the year ended December 31, 1996. No executive officer (except Mr. Youngblood) is expected to earn in excess of $100,000 in salary and other compensation for the year ending December 31, 1998.

                                       Summary Compensation Table

                                                                        Annual Compensation (1)
                                                                        -----------------------

           (a)                                                                    (e)             (f)
   Name and Principal          (b)                (c)              (d)           Stock        Other Annual
        Position               Year            Salary($)         Bonus($)       Options     Compensation($)
  -------------------          ----            ---------         --------       -------     ---------------

  William G. Meris,            1997                 0                 0           5,000       $ 40,000(1)
      Chairman
     Jack Youngblood,          1997            60,000            45,000(2)       34,500            (2)
      President

----------

(1)  Represents housing, automobile and travel allowances provided to Mr. Meris.

(2) In July 1997, the Company entered into a three-year employment agreement with Mr. Youngblood providing for annual salaries of $60,000, $65,000 and $70,000 over the ensuing three-year period. Mr. Youngblood will also receive a commission ranging from 7% to 10% of all "Sponsorship Income" of the team, which is defined as gross revenues generated in cash or by tradeout for any expense that would constitute an expense on the Company's statement of operations. In 1997, Mr. Youngblood received a commission of $45,000 based upon total Sponsorship Income for the year ended December 31, 1997 of $450,000. Under Mr. Youngblood's employment agreement, he was also granted stock options to purchase up to 34,500 shares of the Company's
     Class A Common Stock at $2.00 per share vesting over a three-year period and exercisable until July 2007.



     The Company's directors do not receive compensation for attending Board meetings but are reimbursed for out-of-pocket expenses incurred in connection therewith.

1997 Employee Stock Option Plan

     In April 1997, the Company's stockholders adopted the Company's 1997 Employee Stock Option Plan (the "Plan"), which provides for the grant of stock options intended to qualify as "incentive stock options" and "nonqualified stock options" (collectively "stock options") within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Stock options are issuable to any officer, director, key employee or consultant of the Company.

     The Company has reserved 150,000 shares of Class A Common Stock for issuance under the Plan. The Plan is administered by the full Board of Directors, which determines which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of Class A Common Stock that may be purchased under each stock option and the stock option price.

     The per share exercise price of incentive stock options may not be less than the fair market value of the Class A Common Stock on the date the option is granted. The aggregate fair market value (determined as of the date the stock option is granted) of the Class A Common Stock that any person may purchase under an incentive stock option in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive incentive stock options under the Plan unless the stock option price is at least 110% of the fair market value of the Class A Common Stock subject to the stock option on the date of grant.

     No incentive stock options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the stock option may only be exercisable by the optionee. Stock options may be exercised only if the stock option holder remains continuously associated with the Company from the date of grant to the date of exercise. The exercise date of a stock option granted under the Plan cannot be later than ten years from the date of grant. Any stock options that expire unexercised or that terminate upon an optionee's ceasing to be employed by the Company become available once again for issuance. Shares issued upon exercise of a stock option will rank equally with other shares then outstanding.

     As of the date of this Report, 138,000 stock options have been granted under the Plan, (including an aggregate of 79,500 stock options granted to officers and directors of the Company) exercisable at $2.00 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth certain information with respect to the ownership of the Company's Class A and Class B Common Stock as of the date of this Report, by (i) each person who is known by the Company to own of record or beneficially more than 5% of the Company's Class A and Class B Common Stock,
(ii) each of the Company's directors and (iii) all directors and officers of the Company as a group. The stockholders listed in the table have sole voting and investment powers with respect to the shares of Class A and Class B Common Stock and their addresses are in care of the Company.



                                             Number of Shares       Percentage
  Name                                      Beneficially Owned       of Class
  ----                                      ------------------       --------

  William G. Meris(1)                              18,800                .8%

  The Monolith Limited Partnership(1)(4)        1,276,500              51.4%

  Jack Youngblood(2)                               34,500               1.4%

  Alan N. Gagleard(3)(4)                          122,300               4.9%

  Thomas F. Winters, Jr., M.D.                      5,000                .2%

  All directors and officers as a group         1,478,300              57.3%
    (7 persons)(1)(2)(3)

-----------

(1) The Monolith Limited Partnership ("Monolith") is a privately-held, Delaware limited partnership which owns 1,276,500 shares of the Company's Class A Common Stock as indicated above. The General Partner of Monolith is WGM Corporation, a Delaware Corporation ("WGM"), of which William G. Meris is the President and sole principal stockholder. The amount of securities shown held by Mr. Meris represents stock options to purchase up to 5,000 shares of the Company's Class A Common Stock at $2.00 per share under the Company's 1997 Stock Option Plan granted to Mr. Meris and stock options to purchase 13,800 shares at $2.00 per share assigned to Meris Financial, Inc. by Monolith. See "Item 12."

(2) Includes stock options to purchase up to 34,500 shares of the Company's Class A Common Stock at $2.00 per share until July 2007, which have not yet vested.

(3) Includes (i) 103,500 shares of Class A Common Stock, (ii) stock options to purchase an additional 13,800 shares of the Company's Class A Common Stock from Monolith at $2.00 per share, and (iii) stock options to purchase up to 5,000 shares of the Company's Class A Common Stock at $2.00 per share under the Company's 1997 Stock Option Plan.

(4) In addition to the Class A Common Stock set forth above, the Company has issued and outstanding 1,000 shares of Class B Common Stock owned 925 shares by Monolith (92.5%) and 75 shares by Gagleard (7.5%). See "Item 5."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     In February 1997, The Monolith Limited Partnership ("Monolith") purchased 92.5% and Alan N. Gagleard ("Gagleard") purchased 7.5% of the Predators from Orlando Predators, Ltd. ("OPL"), a non-affiliated Florida limited partnership for a purchase price of $2,325,000 including $1,875,000 in cash, $180,000 in the form of a promissory note payable to OPL and the issuance of $225,000 of Monolith limited partnership interests to OPL. In March 1997, Monolith organized the Company and transferred its 92.5% ownership of the Predators to the Company in exchange for the issuance by the Company of 1,276,500 shares of its common stock to Monolith (valued at $.34 per share), the issuance of a promissory note bearing interest at 8% per annum payable to Monolith in the amount of $1,295,000 due the earlier of December 31, 1998 or the closing of the IPO and the assumption by the Company of the $180,000 promissory note obligation to OPL. At the same time, Gagleard transferred his 7.5% ownership of the Predators to the Company in exchange for 103,500 shares of its common stock (valued at $.48 per share) and the issuance of a promissory note payable to Gagleard in the amount of $105,000 carrying the same terms as the Monolith promissory note. Also in March 1997, Mr. Meris, the President of WGM Corporation, the corporate general partner of Monolith, became the Chairman of the Company and Gagleard became a director.

     In June 1997, the Company paid the $180,000 promissory note due OPL and Monolith repurchased the $225,000 of Monolith limited partnership interests from OPL for $225,000 in cash. At the same time, Monolith borrowed $112,500 from Gagleard, evidenced by a non-interest bearing promissory note due the earlier of December 31, 1998 or the closing of the IPO. As additional consideration for the loan, Monolith granted Gagleard an option to purchase 13,800 shares of the Company's common stock owned by Monolith for $2.00 per share. The loan was paid in full in December 1997.

     Meris Financial, Inc., an affiliate of William G. Meris, the Company's Chairman, earned a consulting fee of $5,000 plus reimbursement of its expenses for providing administrative assistance to the Company in connection with the IPO.

     Between March and November 1997 Monolith and Gagleard loaned the Company $862,537 and $120,291, respectively for working capital evidenced by promissory notes bearing interest at 8% per annum due the earlier of December 31, 1998 or the closing of the IPO. The loans were repaid in full in December 1997.

     In November 1997 the Company (i) issued 1,276,500 shares of its Class A Common Stock and 925 shares of its Class B Common Stock to Monolith in exchange for 1,276,500 shares of its then-voting common stock and $4,625 in accrued interest payable and (ii) issued 103,500 shares of its Class A Common Stock and 75 shares of its Class B Common Stock to Gagleard in exchange for 103,500 shares of its then-voting common stock and $375 in accrued interest payable. The Class B Common Stock was issued to Monolith and Gagleard at $5.00 per share, the same price as the IPO offering price per share. Prior to the exchange, Monolith and Gagleard owned all of the then-voting common stock and continued to do so following the exchange. The Class B Common Stock was issued to satisfy the control requirements of the AFL. The AFL Bylaws require League approval before an AFL team may become publicly held. In the case of the Company, League approval was conditioned upon the League's requirement that voting control of the Company would remain in the hands of its two existing stockholders (Monolith and Gagleard). The League requirement was satisfied by the Company through creation of the Class B Common Stock each share of which votes the equivalent of 10,000 shares of Class A Common Stock. See "Arena Football-Restrictions on Ownership."

     In July 1997 Monolith granted options to purchase 90,365 shares of the Company's Common Stock owned by Monolith and exercisable at $2.00 per share to four persons, including Gagleard (13,800 options) and Meris Financial, Inc. (13,800 options).

     The Company believes the terms of the above transactions were fair, reasonable and consistent with terms that could be obtained from nonaffiliated third parties. All future transactions with affiliates of the Company will be approved by the disinterested members of the Company's Board of Directors. Moreover, the Company's securities (other than stock options under the Company's 1997 Employee Stock Option Plan) may not be issued to management, promoters or their respective associates or affiliates without obtaining (i) a fairness opinion from a qualified brokerage firm or appraiser confirming the fairness of the consideration to be received by the Company for the issuance of any such securities and (ii) written approval of the securities issuance by a majority of the Company's disinterested directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a.   Exhibits:

  Exhibit No.                         Title
  -----------                         -----

      3.01          Articles of Incorporation of the Registrant(1)

      3.02          Bylaws of the Registrant(1)

     10.01          1997 Employee Stock Option Plan(1)

     10.02          Lease Agreement(1)

     10.03          Arena Football League Licensing Program  Update-November  4,
                    1996 (1)

     10.04          Bylaws of the Arena Football League(1)

     10.05          Membership Agreement with the Arena Football League(1)

     10.06          Form of Standard Player Contract(1)

     10.08          Purchase Agreement for Orlando Predators(1)

     10.09          Exchange Agreement for Orlando Predators' Assets(1)

     10.10          Employment Agreement with Mr. Youngblood(1)

---------

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File Number 333-31671, declared effective on December 10, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Orlando, Florida, on March 30, 1998.

                                             THE ORLANDO PREDATORS
                                             ENTERTAINMENT, INC.



                                             By  /s/ Jack Youngblood
                                               ---------------------------------
                                                       Jack Youngblood,
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

        Signature                         Title                        Date
        ---------                         -----                        ----


/s/  William G. Meris             Chairman of the Board of        March 30, 1998
----------------------------      Directors
William G. Meris

/s/  Jack Youngblood              President and Director          March 30, 1998
----------------------------
Jack Youngblood

/s/  Alex S. Narushka             Secretary, Treasurer, Chief     March 30, 1998
----------------------------      Financial Officer (Principal
Alex S. Narushka                  Accounting Officer) and
                                  Director


/s/  Robert G. Flynn              Chief Operating Officer         March 30, 1998
----------------------------
Robert G. Flynn

/s/  Edgar J. Allen               Vice-President - Sales and      March 30, 1998
----------------------------      Marketing
Edgar J. Allen

/s/  Alan N. Gagleard             Director                        March 30, 1998
----------------------------
Alan N. Gagleard

/s/  Thomas F. Winters, Jr.       Director                        March 30, 1998
----------------------------
Thomas F. Winters, Jr., M.D.