Form 10QSB
period 1998-03-31
ORLANDO PREDATORS ENTERTAINMENT INC
filed 1998-05-15
CIK 1042456

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE TRANSITION PERIOD FROM:


                        COMMISSION FILE NUMBER: 001-13217

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          FLORIDA                                      91-1796903
-------------------------------           --------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                        20 NORTH ORANGE AVENUE, SUITE 101
                             ORLANDO, FLORIDA 32801
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (407) 648-4444

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                   -----   -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                                Yes      No
                                   -----   -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 14, 1998, 2,480,000 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

Transitional Small Business Disclosure format:  Yes[  ]  No [X]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                   MARCH 31,            DECEMBER 31,
                                                                     1998                  1997
                                                                  -----------           -----------
                                                                  (UNAUDITED)
CURRENT ASSETS:
     Cash                                                         $ 2,313,858           $ 2,255,678
     Accounts receivable, sponsorships                                595,207                    --
     Accounts receivable, sponsorships, related parties                50,000                    --
     Inventory                                                         16,079                14,659
     Receivable from employees                                         72,788                51,717
     Prepaid expenses                                                 459,817                94,134
                                                                  -----------           -----------

                  Total Current Assets                              3,507,749             2,416,188

PROPERTY AND EQUIPMENT, at cost, net                                  259,458               262,397

ACQUISITION COSTS                                                       3,060                    --

DEFERRED OFFERING COSTS                                                25,000                    --

MEMBERSHIP COST, net                                                1,931,823             1,944,259

OTHER INTANGIBLES, net                                                 54,988                55,159

RESTRICTED INVESTMENT                                                 100,000               100,000

OTHER ASSETS                                                            3,144                   908
                                                                  -----------           -----------

                                                                  $ 5,885,222           $ 4,778,911
                                                                  ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                        $    63,107           $   167,355
     Accounts payable, related parties                                 49,942                80,108
     Due to AFL                                                        11,250                    --
     Bridge loans                                                     150,000                    --
     Accrued interest, stockholders                                        --                99,083
     Deferred revenue                                               1,840,316               457,643
                                                                  -----------           -----------

                  Total Current Liabilities                         2,114,615               804,189

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, 1,500,000 shares authorized;  none                   --                    --
issued or outstanding
     Class A Common stock, 15,000,000 shares authorized;            4,861,707             4,861,707
2,480,000 issued and outstanding
     Class B Common Stock, 1,000 shares authorized;                     5,000                 5,000
         1,000 issued and outstanding
     Accumulated (deficit)                                         (1,096,100)             (891,985)
                                                                  -----------           -----------

                  Total Stockholders' Equity                        3,770,607             3,974,722
                                                                  -----------           -----------

                                                                  $ 5,885,222           $ 4,778,911
                                                                  ===========           ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS

                                                              FOR THE THREE       FOR THE PERIOD
                                                                 MONTHS             FEBRUARY 14,
                                                                 ENDED                  TO
                                                                MARCH 31,             MARCH 31,
                                                                 1998                  1997
                                                              -----------           -----------
                                                              (UNAUDITED)
REVENUES:
     Ticket revenues                                          $        --           $        --
     Play-off game ticket revenues                                     --                    --
     Play-off game revenue sharing                                     --                    --
     Local television and radio broadcast rights                       --                    --
     Advertising and promotions                                     2,792                    --
     Advertising and promotions, related party                         --                    --
     League revenue                                                    --                    --
     Other                                                             --                    --
                                                              -----------           -----------

              Total Revenues                                        2,792                    --
                                                              -----------           -----------

COSTS AND EXPENSES:
     Operations                                                     1,911                    --
     Operations, related party                                         --                    --
     Selling and promotional expenses                                  --                 3,140
     League assessments                                                --                    --
     General and administrative                                   208,048                68,054
     Amortization                                                  17,608                 6,193
     Depreciation                                                   3,876                   837
                                                              -----------           -----------

              Total Costs and Expenses                            231,443                78,224
                                                              -----------           -----------

OPERATING (LOSS)                                                 (228,651)              (78,224)
                                                              -----------           -----------

OTHER INCOME (EXPENSE):
     Interest expense                                                (400)               (1,023)
     Interest expense, related party                                   --                    --
     Interest income                                               24,484                 1,725
     Gain on sale of asset                                            452                    --
                                                              -----------           -----------

              Net Other Income (Expense)                           24,536                   702
                                                              -----------           -----------

NET (LOSS)                                                    $  (204,115)          $   (77,522)
                                                              ===========           ===========

NET (LOSS) PER SHARE - BASIC                                  $      (.08)          $      (.06)
                                                              ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING            2,480,000             1,380,000
                                                              ===========           ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                FOR THE THREE        FOR THE PERIOD
                                                                                   MONTHS              FEBRUARY 14,
                                                                                    ENDED                  TO
                                                                                   MARCH 31,             MARCH 31,
                                                                                     1998                  1997
                                                                                 -----------           -----------
                                                                                 (UNAUDITED)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Net (loss)                                                                  $  (204,115)          $   (77,522)
     Adjustments to reconcile net (loss) to net cash
from operating activities:
         Depreciation and amortization                                                21,484                 7,030
     Changes in assets and liabilities:
         Accounts receivable                                                        (645,207)                   --
         Employee receivables                                                        (21,071)               (1,637)
         Inventory                                                                    (1,420)                   --
         Prepaid expenses                                                           (365,683)             (241,540)
         Other assets                                                                 (2,236)               (1,700)
         Accounts payable and accrued expenses                                      (222,248)              102,789
         Deferred revenue                                                          1,382,673               570,562
                                                                                 -----------           -----------

                       Net Cash Provided (Used) by Operating Activities              (57,823)              357,982
                                                                                 -----------           -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of equipment                                                            (1,485)                   --
     Sale of equipment                                                                   548                    --
     Investment in certificate of deposit                                                 --              (100,000)
                                                                                 -----------           -----------

                                Net Cash (Used) by Investing Activities                 (937)             (100,000)
                                                                                 -----------           -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Loans from stockholders                                                              --               100,000
     Bridge loans                                                                    150,000                    --
     Payment of loan fees                                                             (5,000)                   --
     Payment of offering costs                                                       (25,000)                   --
     Payment of acquisition costs                                                     (3,060)                   --
                                                                                 -----------           -----------

                              Net Cash Provided by Financing Activities              116,940               100,000
                                                                                 -----------           -----------

INCREASE IN CASH                                                                      58,180               357,982

CASH, beginning of period                                                          2,255,678                    --
                                                                                 -----------           -----------

CASH, end of period                                                              $ 2,313,858           $   357,982
                                                                                 ===========           ===========

Supplementary information:

CASH PAID FOR INTEREST                                                           $    99,083           $        --
                                                                                 ===========           ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements include the accounts of The Orlando Predators Entertainment, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the period ended March 31, 1998 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

Audited financial statements for Orlando Predators, a division of Orlando Predators, Ltd., the predecessor owner, for the period prior to acquisition, January 1, 1997 through February 13, 1997, are not presented since no substantial activities took place during that period.

The results for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 1997.

Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current year.

NOTE 2 - LETTER OF INTENT TO PURCHASE EQUITY INTERESTS IN THE AFL

On March 17, 1998, the Company signed a letter of intent to acquire two, non-voting, equity interests in the Arena Football League, Inc. (AFL) for $6,000,000. Each similar equity interest will entitle the Company to share equally with each other member in AFL revenues. The AFL guarantees in the letter of intent to pay the Company at least $480,000 per year until the Company receives an aggregate of $6,000,000 through League distribution. If the Company receives $6,000,000 within one year from the closing of the sale, one equity interest returns to the League and one equity interest remains with the Company without any guaranteed rate of return. Once the Company receives an aggregate of $6,000,000, the Company will participate in all League revenues, expenses and liabilities with respect to the two equity interests.

The $6,000,000 is payable as follows: $3,500,000 with the executed contract and $2,500,000 within 60 days of the contract. The Company intends to raise bridge and equity financing for the payments.

The purchase of the interests will require that two, non-voting, equity interests in the League will be subject to the equity method of accounting, and an unsecured, note receivable from the League, imputed interest and principal due annually.

NOTE 3 - CONTINGENCIES

The AFL is party to a number of lawsuits arising in the normal course of business. The Company is contingently liable for its share of the outcomes. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - PROPOSED OFFERING

On March 28, 1998 the Company has an agreement with an underwriter to offer to the public 800,000 shares of the Company's 12% Cumulative Convertible Preferred Stock, valued at $10 per share. The Preferred Shares will convert into shares of the Company's Class A Common Stock at a price equal to 115% to 120% of the closing price of the Class A Common Stock on the date immediately preceding effectiveness of the Preferred Shares.

NOTE 5 - NOTES PAYABLE - BRIDGE LOANS

During April 1998, the Company completed an offering of 40 units in a Private Placement. Each unit consisted of one $50,000 promissory note (totaling $2,000,000) bearing interest at 7% per annum and 4,000 warrants to purchase the Company's Class A Common Stock expiring December 31, 2001. The notes are payable the earlier of December 31, 2001 or on the closing date of the Company's anticipated public offering of preferred stock. Underwriters were paid a commission of $95,000. Of the $2,000,000 promissory notes, $1,050,000 were sold to current stockholders or directors, including $850,000 to Monolith. As of March 31, 1998, 3 units were sold of $150,000 and a commission of $5,000 was paid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company derives substantially all of its revenue from the arena football operations of the Predators. This revenue is primarily generated from (i) the sale of tickets to the Predators' home games, (ii) the sale of advertising and promotions to Predator sponsors, (iii) the sale of local and regional broadcast rights to Predators' games, (iv) the Predators' share of League contracts with national broadcast organizations and expansion team fees paid through the AFL,
(v) the sale of merchandise carrying the Predators' logos and (vi) concession sales at Predators' home games. A large portion of the Company's annual revenue is determinable at the commencement of each football season based on season ticket sales and contracts with broadcast organizations and team sponsors.

The operations of the team are year-round; however, the majority of revenues and expenses are recognized during the AFL playing season, from April through August of each year. The team begins to receive deposits in late September for season tickets during the upcoming season. From September through April, the team sells season tickets and collects revenue from all such sales. Selling, advertising and promotions also take place from September through April, although these revenues are not realized until after the season begins. Single game tickets and partial advertising sponsorships are also sold during the season, primarily from April to July.
Additional revenues are recognized in August from playoff games, if any.

Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

RESULTS OF OPERATIONS

Quarter ended March 31, 1998 compared to period ended March 31, 1997:

The Company recognizes game revenue and expenses over the course of the season (April through August). Revenues for the 1998 and 1997 periods were insignificant and were comprised primarily of interest income. Interest income for the 1998 period was $24,484 compared to $1,725 for the 1997 period. The increase in interest income is attributable to the increase in investable funds resulting from the initial public offering that closed in December 1997.

The net loss for the period ended March 31, 1997 was $77,522 ($.06 per share) compared to a $204,115 loss ($.08 per share) for the 1998 quarter. Consistent with the Company accounting policies, insignificant operating revenue and operating expenses have been reported during the first quarters of calendar 1998 and 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


General and administrative expenses were $208,048 for the quarter ended March 31, 1998 and $68,054 for the period February 14 through March 31, 1997. The increase of approximately $140,000 is primarily due to legal and accounting fees of $33,600 and staff salaries of approximately $92,400. In addition, the 1998 period represents a full quarter, whereas the 1997 period was substantially shorter; therefore, certain expenses in 1998 were greater than in 1997, such as office expense, telephone and depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company financed net operating losses primarily with loans from the team's former managing general partners.

Through December 10, 1997, the Company had issued an aggregate of $2,342,970 of promissory notes (together with interest thereon) to its two stockholders most of which were repaid from proceeds of the IPO. During April 1998, the Company completed an offering of 40 units in a Private Placement. Each unit consisted of one $50,000 promissory note (totaling $2,000,000) bearing interest at 7% per annum and 4,000 warrants to purchase the Company's Class A Common Stock expiring December 31, 2001. The notes are payable the earlier of December 31, 2001 or on the closing date of the Company's anticipated public offering of preferred stock. Underwriters were paid a commission of $95,000. Of the $2,000,000 promissory notes, $1,050,000 were sold to current stockholders or directors, including $850,000 to Monolith. As of March 31, 1998, 3 units were sold of $150,000 and a commission of $5,000 was paid.

The reduction of indebtedness using proceeds of the IPO improved the Company's liquidity by reducing indebtedness required to be repaid in the future. The Company believes that cash flows from operations along with the net proceeds of the IPO will be sufficient to satisfy the Company's anticipated working capital requirements for at least the next 12 months.

PART II.  OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
CHANGES IN SECURITIES:
None

USE OF PROCEEDS:

                                                 % OF PROCEEDS         AMOUNT            TOTAL
                                                 -------------      ------------     ------------
Gross Proceeds                                        100.0%                         $  5,500,000
--------------

Less:
     Underwriters' expenses                            10.0%             550,000
     Other costs and expenses                          10.5%             576,089
                                                 ----------         ------------

              Total Expenses                           20.5%                            1,126,089
                                                 ----------                          ------------

Net proceeds                                           79.5%                            4,373,911

Use of Proceeds
Repayment of debts                                     42.1%           2,317,828
Payment of accounts payable                             2.7%             150,000
Payment of marketing expenses                           4.6%             250,000
                                                 ----------         ------------

                  Total Use of Proceeds                49.4%                            2,717,828
                                                 ----------                          ------------

REMAINING PROCEEDS                                     30.1%                         $  1,656,083
                                                 ==========                          ============

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
None

Exhibits:  Financial Data Schedule

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  May 14, 1998                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                       -----------------------------------------
                                       Registrant


                                        /s/ ALEX NARUSHKA
                                       -----------------------------------------
                                       Alex Narushka
                                       Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------             ------------------------------
  27                Financial Data Schedule