Form 10QSB
period 1998-06-30
ORLANDO PREDATORS ENTERTAINMENT INC
filed 1998-08-14
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from:_______________to_______________

                        Commission File Number: 001-13217

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
        (Exact name of small business issuer as specified in its charter)

           Florida                                     91-1796903
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                        20 North Orange Avenue, Suite 101
                             Orlando, Florida 32801
                    (Address of Principal Executive Offices)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
                                Yes_____ No_____

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


                                     ASSETS
                                     ------

                                                      June 30,      December 31,
                                                        1998            1997
                                                     ----------      ----------

CURRENT ASSETS:
     Cash                                            $  121,361      $2,255,678
     Accounts receivable, sponsorships                  273,588            --
     Inventory                                           41,169          14,659
     Receivable from employees                           62,898          51,717
     Prepaid expenses                                   352,425          94,134
                                                     ----------      ----------

                  Total Current Assets                  851,441       2,416,188

PROPERTY AND EQUIPMENT, at cost, net                    251,988         262,397

ACQUISITION COSTS                                     3,512,408            --

LOAN COSTS                                               70,000            --

DEFERRED OFFERING COSTS                                 128,521            --

MEMBERSHIP COST, net                                  1,919,386       1,944,259

OTHER INTANGIBLES, net                                   44,816          55,159

RESTRICTED INVESTMENT                                   100,000         100,000

OTHER ASSETS                                              4,344             908
                                                     ----------      ----------

                                                     $6,882,904      $4,778,911
                                                     ==========      ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                           BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                             June 30,     December 31,
                                                               1998           1997
                                                           -----------    -----------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                 $   296,878    $   167,355
     Accounts payable, related parties                          51,317         80,108
     Due to AFL                                                 31,400           --
     Notes payable, related party                            1,100,000           --
     Bridge loans                                              950,000           --
     Accrued interest, related party                            17,021         99,083
     Deferred revenue                                          818,514        457,643
                                                           -----------    -----------

                  Total Current Liabilities                  3,265,130        804,189


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, 1,500,000 shares authorized;  none
         issued or outstanding                                    --             --
     Class A Common stock, 15,000,000 shares authorized;
         2,480,000 issued and outstanding                    4,861,707      4,861,707
     Class B Common Stock, 1,000 shares authorized;
         1,000 issued and outstanding                            5,000          5,000
     Accumulated (deficit)                                  (1,248,933)      (891,985)
                                                           -----------    -----------

                  Total Stockholders' Equity                 3,617,774      3,974,722
                                                           -----------    -----------

                                                           $ 6,882,904    $ 4,778,911
                                                           ===========    ===========


                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                          3


                                  THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                          STATEMENTS OF OPERATIONS


                                                                                                    For the
                                            For the Three     For the Three      For the Six         Period
                                            Months Ended      Months Ended      Months Ended     February 14, to
                                            June 30, 1998     June 30, 1997     June 30, 1998     June 30, 1997
                                            -------------     -------------     -------------     -------------

REVENUE:
   Ticket revenues                           $   983,969       $ 1,111,804       $   983,969       $ 1,111,804
   Local television and radio
     broadcast rights                             42,028            60,247            42,028            60,247
   Advertising and promotions                    430,268           461,985           433,060           461,985
   Advertising and promotions,
     related party                                68,750              --              68,750              --
   League revenue                                 67,301            50,000            67,301            50,000
   Other                                          17,085             6,271            17,085             6,271
                                             -----------       -----------       -----------       -----------

       Total Revenue                           1,609,401         1,690,307         1,612,193         1,690,307
                                             -----------       -----------       -----------       -----------

COSTS AND EXPENSES:
   Operations                                    916,526           972,833           918,437           972,833
   Selling and promotional
     expenses                                    325,531           199,116           325,531           202,256
   League assessments                             49,153           101,164            49,153           101,164
   General and administrative                    427,500           285,571           635,548           353,625
   Amortization                                   17,608            10,322            35,216            16,515
   Depreciation                                   21,743            11,080            25,619            11,917
                                             -----------       -----------       -----------       -----------

       Total Costs and Expenses                1,758,061         1,580,086         1,989,504         1,658,310
                                             -----------       -----------       -----------       -----------

OPERATING INCOME (LOSS)                         (148,660)          110,221          (377,311)           31,997
                                             -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE):
   Interest expense                              (16,272)             --             (16,672)             --
   Interest expense, related party               (17,021)          (30,236)          (17,021)          (31,259)
   Interest income                                29,120             2,740            53,604             4,465
   Other                                            --                  31               452                31
                                             -----------       -----------       -----------       -----------


       Net Other Income (Expense)                 (4,173)          (27,465)           20,363           (26,763)
                                             -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES               (152,833)           82,756          (356,948)            5,234

PROVISION FOR INCOME TAXES                          --               2,200              --               2,200
                                             -----------       -----------       -----------       -----------

NET INCOME (LOSS)                            $  (152,833)      $    80,556       $  (356,948)      $     3,034
                                             ===========       ===========       ===========       ===========

NET INCOME (LOSS) PER SHARE - BASIC          $      (.06)      $       .06       $      (.14)      $       *
                                             ===========       ===========       ===========       ===========

Weighted Average Number of
Common Shares Outstanding                      2,480,000         1,380,000         2,480,000         1,380,000
                                             ===========       ===========       ===========       ===========
* - Less than $.01 per share


                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                        4


                            THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                    STATEMENTS OF CASH FLOWS
                         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                                     For the
                                                                    For the Six      Period
                                                                    Months Ended February 14, to
                                                                   June 30, 1998  June 30, 1997
                                                                   -------------  -------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net income (loss)                                                $  (356,948)   $     3,034
   Adjustments to reconcile net (loss) to net cash from operating activities:
       Depreciation and amortization                                     60,683         28,432
       Changes in assets and liabilities:
       Accounts receivable                                             (273,588)       438,124
       Employee receivables                                             (11,181)       (13,413)
       Inventory                                                        (26,510)       (22,096)
       Prepaid expenses                                                (258,291)      (131,031)
       Other assets                                                      (3,436)        (2,240)
       Accounts payable and accrued expenses                             50,070        235,310
       Accrued income taxes                                                --            2,200
       Deferred revenue                                                 360,871       (626,244)
                                                                    -----------    -----------

           Net Cash (Used) by Operating Activities                     (458,330)       (87,924)
                                                                    -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of equipment                                              (15,058)       (22,130)
     Payment of acquisition costs                                    (3,512,408)          --
     Investment in certificate of deposit                                  --         (100,000)
                                                                    -----------    -----------

           Net Cash (Used) by Investing Activities                   (3,527,466)      (122,130)
                                                                    -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Loans from stockholders                                               --          270,000
     Note payable - related party                                     1,100,000           --
     Payment for deferred offering costs                               (167,586)          --
     Deferred offering costs from discontinued offering                  39,065           --
     Bridge loans                                                       950,000           --
     Payment of loan fees                                               (70,000)          --
     Payment of offering costs                                             --          (20,000)
                                                                    -----------    -----------

           Net Cash Provided by Financing Activities                  1,851,479        250,000
                                                                    -----------    -----------

INCREASE (DECREASE) IN CASH                                          (2,134,317)        39,946

CASH, beginning of period                                             2,255,678           --
                                                                    -----------    -----------

CASH, end of period                                                 $   121,361    $    39,946
                                                                    ===========    ===========

Supplementary information:

CASH PAID FOR INTEREST                                              $    99,083    $      --
                                                                    ===========    ===========


                         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                               5

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

In the opinion of management, the interim financial statements for the period ended June 30, 1998 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

Audited financial statements for Orlando Predators, a division of Orlando Predators, Ltd., the predecessor owner, for the period prior to acquisition, January 1, 1997 through February 13, 1997, are not presented since no substantial activities took place during that period.

The results for the three and six months ended June 30, 1998 and the periods ended June 30, 1997 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 1997.

Certain   amounts  in  the  prior  period's   financial   statements  have  been
reclassified for comparative purposes to conform to the current year.

NOTE 2 - AGREEMENT TO PURCHASE EQUITY INTERESTS IN THE AFL

The Company entered into an agreement to acquire two, non-voting, equity interests in the Arena Football League, Inc. (AFL) for $6,000,000. Each similar equity interest will entitle the Company to share equally with each other member in AFL revenues. The AFL guarantees to pay the Company at least $480,000 per year until the Company receives an aggregate of $6,000,000 through League distribution. If the Company receives $6,000,000 within one year from the closing of the sale, one equity interest returns to the League and one equity interest remains with the Company without any guaranteed rate of return. Once the Company receives an aggregate of $6,000,000, the Company will participate in all League revenues, expenses and liabilities with respect to the two equity interests.

The $6,000,000 is payable as follows: $3,500,000 was paid with the executed contract and $2,500,000 will be paid within 60 days of the contract.

The purchase of the interests will require that two, non-voting, equity interests in the League will be subject to the equity method of accounting, and an unsecured, note receivable from the League, imputed interest and principal due annually.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - CONTINGENCIES

The AFL is party to a number of lawsuits arising in the normal course of business. The Company is contingently liable for its share of the outcomes. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position.

NOTE 4 - PRIVATE PLACEMENT

On August 11, 1998 the Company completed a private placement of 1,250,000 shares of its Class A Common stock for $2,500,000 ($2.00 per share). Simultaneously the Company withdrew its proposed public offering of its preferred shares and is filing another private placement for up to 1,200,000 shares of its Class A Common stock for $3,000,000 ($2.50 per share).

NOTE 5 - NOTES PAYABLE - BRIDGE LOANS

During April 1998, the Company completed an offering of 40 units in a Private Placement. Each unit consisted of one $50,000 promissory note (totaling $2,000,000) bearing interest at 7% per annum and 4,000 warrants to purchase the Company's Class A Common Stock expiring December 31, 2001. The notes are payable the earlier of December 31, 2001 or on the closing date of a public offering in excess of $5,000,000. Underwriters were paid a commission of $95,000. Of the $2,000,000 promissory notes, $1,050,000 were sold to current stockholders or directors, including $850,000 to Monolith.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


General
-------

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

Results of Operations
---------------------

Six Months  Ended June 30, 1998  Compared To The Period  February 14 To June 30,
1997

Revenues
--------

The Company recognizes game revenues and expenses over the course of the season (April through August).

Revenues for the six months ended June 30, 1998 were $1,612,193 which represented a decrease of $78,114 or 4.6% as compared to revenues for the period ended June 30, 1997 of $1,690,307. The decrease for the six months ended June 30, 1998 was directly attributable to having only five home games as compared to six home games in the prior period. Ticket sales are recognized when the games are played thus the decrease in ticket sales of approximately $197,709. In comparing the periods, operating under the new lease agreement for the arena, the Company generated $69,874 in concession income for the five home games played in this quarter as compared to no concession income in the prior period.

Sponsorship sales increased $39,825 or 8.6% as compared to the prior period. League revenues increased in the amount of $17,301 or 34.6% over the prior period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Revenues (Continued)
--------

Season ticket prices for the 1998 season decreased an average 10%; however, the number of season ticket holders increased by 1,889, which represents an increase in season ticket holders of over 38% for the year.

Operating Expenses
------------------

Operating expenses of $918,436 decreased $54,396 or 5.6% as compared to the prior period of $972,833. The decreases were a result of decreases in arena rent and expenses of $45,978 as well as having one less home game during the comparative period. Other decreases included training camp expenses of $9,800 as well as travel and medical costs of $37,122 over the prior period.

These decreases were offset by increased expenses of $30,639 that are related to player payroll and bonuses. Other increases included injured reserve payments, which increased $26,285 over the prior period.

Selling and Promotional Expenses
--------------------------------

Selling and promotional expenses of $325,531 increased 61% or $123,275 compared to the prior period primarily due to a new telemarketing department, which helped increase season ticket sales by 1,889. The increased costs of telemarketing were partially offset by decreased advertising costs of $20,174.

League Assessments
------------------

League assessments of $49,153 decreased $52,101 or 51.4% as compared to the prior period of $101,163. League assessments decreased due to the reduction in expenses associated with legal settlements and legal bills with former teams as well as other claims. The Arena Football League, Inc. is comprised of a number of teams who share in all league expenses and some league revenues. League assessments are based upon the team's share of league operating expenses and other league expenses such as legal settlements.

General and Administrative Expenses
-----------------------------------

General and administrative expenses of $635,548 increased $281,923 as compared to the prior period of $353,624. This increase can be attributed to increased payroll costs of $175,545 due to additional employees as well as the shorter prior period. Other increases included offering costs from a discontinued offering of $39,065, legal costs of $18,827 and $19,498 in office operations related to the new telemarketing department.

Interest Expense
----------------

Interest expense during the six months ended June 30, 1998 was $16,672 as compared to $-0- for the prior period. Related party interest expense was $17,021 as compared to $30,236 for the prior period. The interest expense and the related party interest expense during the six months ended June 30, 1998 was related to bridge loans of $2,000,000, which was used in the initial downpayment for $3,500,000 in securing the two equity interests in the AFL. The interest expense during the period ended June 30, 1997 was related to the debt assumed in the purchase of the Company and additional advances for operations made by stockholders of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Interest Income
---------------

Interest income during the six months ended June 30, 1998 was $53,604 as compared to $4,465 for the prior period. The increase can be attributed to the proceeds received from the initial public offering.

Liquidity and Capital Resources
-------------------------------

Historically, the Company financed net operating losses primarily with loans from the team's former managing general partners.

Through December 10, 1997, the Company had issued an aggregate of $2,342,970 of promissory notes (together with interest thereon) to its two stockholders most of which were repaid from proceeds of the IPO. During April 1998, the Company completed an offering of 40 units in a Private Placement. Each unit consisted of one $50,000 promissory note (totaling $2,000,000) bearing interest at 7% per annum and 4,000 warrants to purchase the Company's Class A Common Stock expiring December 31, 2001. The notes are payable the earlier of December 31, 2001 or on the closing date of a public offering in excess of $5,000,000. Underwriters were paid a commission of $95,000. Of the $2,000,000 promissory notes, $1,050,000 were sold to current stockholders or directors, including $850,000 to Monolith.

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

PART II.  OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
Changes in Securities:
None

Use of Proceeds:
                                           % of Proceeds   Amount      Total
                                           -------------   ------      -----

Gross Proceeds                                 100.0%                $5,500,000
--------------


Less:
     Underwriters' expenses                     10.0%      550,000
     Other costs and expenses                   10.5%      576,089
                                                -----   ----------

              Total Expenses                    20.5%                  1,126,089
                                                -----                 ----------

Net proceeds                                    79.5%                  4,373,911

Use of Proceeds
---------------
Repayment of debts                              42.1%    2,317,828
Payment of accounts payable                      2.7%      150,000
Payment of marketing expenses                    4.6%      250,000
Acquisition of 2 non-voting equity
  interests in the AFL                          30.1%    1,656,083
                                                -----   ----------

                  Total Use of Proceeds         79.5%                  4,373,911
                                                -----                 ----------

REMAINING PROCEEDS                                .0%                 $     --
                                                =====                 ==========

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
None

Exhibits:  None

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  August 14, 1998                THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                      -----------------------------------------
                                      Registrant

                                      /s/ Alex Narushka
                                      -----------------------------------------
                                      Alex Narushka
                                      Chief Financial Officer