Form 10QSB
period 1998-09-30
ORLANDO PREDATORS ENTERTAINMENT INC
filed 1998-11-16
CIK 1042456

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                     Form 10-QSB

  X                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                             FOR THE TRANSITION PERIOD FROM:
                                                            -------------
                          COMMISSION FILE NUMBER: 001-13217

                         THE ORLANDO PREDATORS ENTERTAINMENT, INC.
     ---------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

                 FLORIDA                               91-1796903
     ---------------------------------  ----------------------------------------
     (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
     Incorporation or Organization)

                         20 NORTH ORANGE AVENUE, SUITE 101
                             ORLANDO, FLORIDA    32801
                             -------------------------
                      (Address of Principal Executive Offices)

                      Issuer's Telephone Number:  (407) 648-4444

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

                        APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of November 13, 1998, 4,930,000 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

Transitional Small Business Disclosure format:  Yes[ ]   No [X]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                BALANCE SHEETS


                                    ASSETS


                                                SEPTEMBER 30,     DECEMBER 31,
                                                    1998              1997
                                                -------------    -------------
CURRENT ASSETS:
     Cash                                             $63,165       $2,255,678
     Accounts receivable, sponsorships                 82,426             -
     Accounts receivable, related party               137,600             -
     Note receivable, current portion                  30,956             -
     Interest income receivable                        56,499             -
     Inventory                                         33,116           14,659
     Receivable from employees                         48,780           51,717
     Prepaid expenses                                  40,281           94,134
                                                -------------    -------------
               Total Current Assets                   492,823        2,416,188

PROPERTY AND EQUIPMENT, at cost, net                  239,858          262,397

EQUITY INVESTMENT IN AFL                            4,071,437             -

NOTE RECEIVABLE, net of current portion             1,935,015             -

MEMBERSHIP COST, net                                1,906,949        1,944,259

OTHER INTANGIBLES, net                                 39,646           55,159

RESTRICTED INVESTMENT                                 100,000          100,000

OTHER ASSETS                                            4,344              908
                                                -------------    -------------
                                                   $8,790,072       $4,778,911
                                                -------------    -------------
                                                -------------    -------------




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          BALANCE SHEETS (CONTINUED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1998             1997
                                                 -------------    ------------
CURRENT LIABILITIES:
   Accounts payable and accrued expenses              $345,502       $167,355
   Accounts payable and accrued expenses,
    related parties                                     47,726         80,108
   Due to AFL                                           10,000          -
   Notes payable, related party                        273,637          -
   Accrued interest, related party                       4,751         99,083
   Deferred revenue                                    192,873        457,643
                                                 -------------    ------------
              Total Current Liabilities                874,489        804,189


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, 1,500,000 shares                     -              -
      authorized; none issued or outstanding
   Class A Common stock, 15,000,000 shares
      authorized;4,930,000 and 2,480,000 issued
      and outstanding                                9,623,147      4,861,707
   Class B Common Stock, 1,000 shares
      authorized; 1,000 issued and outstanding           5,000          5,000
   Accumulated (deficit)                            (1,712,564)      (891,985)
                                                 -------------    ------------
              Total Stockholders' Equity             7,915,583      3,974,722
                                                 -------------    ------------
                                                    $8,790,072     $4,778,911
                                                 -------------    ------------
                                                 -------------    ------------



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                        STATEMENTS OF OPERATIONS


                                                                                                                       FOR THE
                                            FOR THE THREE           FOR THE THREE           FOR THE NINE               PERIOD
                                             MONTHS ENDED            MONTHS ENDED           MONTHS ENDED           FEBRUARY 14, TO
                                          SEPTEMBER 30, 1998      SEPTEMBER 30, 1997     SEPTEMBER 30, 1998      SEPTEMBER 30, 1997
                                          ------------------      ------------------     ------------------      ------------------
REVENUES:
   Ticket revenues                              $583,250                $396,323             $1,497,345              $1,508,127
   Concession income                              52,992                  -                     122,866                  -
   Playoff game ticket revenues                  130,762                 140,318                130,762                 140,318
   Playoff game revenue sharing                   95,000                  45,000                 95,000                  45,000
   Local television and radio
     broadcast rights                             34,724                  27,385                 76,752                  87,632
   Advertising and promotions                    230,801                 179,666                663,861                 641,651
   Advertising and promotions,
     related party                                31,250                  50,000                100,000                  50,000
   League revenue                                 32,699                 131,250                100,000                 181,250
   Telemarketing income, related
     party                                       137,600                  -                     137,600                  -
   Other                                          43,196                     317                 60,281                   6,588
                                          ------------------      ------------------     ------------------      ------------------

         Total Revenues                        1,372,274                 970,259              2,984,467               2,660,566
                                          ------------------      ------------------     ------------------      ------------------

COSTS AND EXPENSES:
   Operations                                    716,511                 623,231              1,634,948               1,596,064
   Operations, related party                       4,988                   5,362                  4,988                   5,362
   Playoff expenses                              352,016                 229,328                352,016                 229,328
   Selling and promotional expenses              176,573                 197,095                479,701                 399,351
   League assessments                             43,722                 123,458                 92,875                 224,622
   General and administrative                    392,798                 284,621              1,028,797                 638,246
   Telemarketing expenses                         79,788                  -                     102,191                  -
   Amortization                                   87,608                  13,615                122,824                  30,130
   Depreciation                                   12,130                   9,588                 37,749                  21,505
                                          ------------------      ------------------     ------------------      ------------------

         Total Costs and Expenses              1,866,134               1,486,298              3,856,089               3,144,608
                                          ------------------      ------------------     ------------------      ------------------

OPERATING (LOSS)                                (493,860)               (516,039)              (871,622)               (484,042)
                                          ------------------      ------------------     ------------------      ------------------

OTHER INCOME (EXPENSE):
   Interest expense                              (10,570)                 -                     (27,243)                 -
   Interest expense, related party               (17,235)                (36,322)               (34,256)                (67,581)
   Interest income                                58,485                   1,379                112,089                   5,875
   Other                                          -                       -                         452
                                          ------------------      ------------------     ------------------      ------------------

         Net Other Income (Expense)               30,680                 (34,943)                51,042                 (61,706)
                                          ------------------      ------------------     ------------------      ------------------

NET (LOSS)                                     $(463,180)              $(550,982)             $(820,580)               (545,748)
                                          ------------------      ------------------     ------------------      ------------------
                                          ------------------      ------------------     ------------------      ------------------

NET (LOSS) PER SHARE - BASIC AND
DULUTED                                            $(.12)                  $(.40)                 $(.28)                  $(.40)
                                          ------------------      ------------------     ------------------      ------------------
                                          ------------------      ------------------     ------------------      ------------------

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                          3,772,391               1,380,000              2,920,109               1,380,000
                                          ------------------      ------------------     ------------------      ------------------
                                          ------------------      ------------------     ------------------      ------------------



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS


                                                                                                                      FOR THE
                                                                                          FOR THE NINE                 PERIOD
                                                                                          MONTHS ENDED            FEBRUARY 14, TO
                                                                                       SEPTEMBER 30, 1998        SEPTEMBER 30, 1997
                                                                                       ------------------        ------------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss)                                                                          $     (820,580)           $     (545,748)
   Adjustments to reconcile net (loss) to net cash from operating activities:
       Depreciation and amortization                                                          160,421                    51,635
       Changes in assets and liabilities:
       Accounts receivable                                                                    (82,426)                  663,089
       Employee receivables                                                                     2,937                   (24,785)
       Inventory                                                                              (18,457)                  (12,472)
       Prepaid expenses                                                                        53,853                    90,785
       Accounts receivable, related party                                                    (137,600)                      -
       Interest income receivable                                                             (56,499)                      -
       Other assets                                                                            (3,436)                   (6,408)
       Accounts payable and accrued expenses                                                   67,005                   171,007
       Deferred revenue                                                                      (264,770)               (1,007,229)
                                                                                       ------------------        ------------------

               Net Cash (Used) by Operating Activities                                     (1,099,552)                 (620,126)
                                                                                       ------------------        ------------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Purchase of equipment                                                                      (15,058)                  (22,130)
   Investment in AFL                                                                       (4,071,437)                      -
   Investment in certificate of deposit                                                           -                    (100,000)
   Payments for contract purchase                                                                 -                     (40,000)
                                                                                       ------------------        ------------------

               Net Cash (Used) by Investing Activities                                     (4,086,495)                 (162,130)
                                                                                       ------------------        ------------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Loans from stockholders                                                                    286,000                 1,040,000
   Note payable - related party                                                             1,050,000                       -
   Payment of loans from stockholders                                                         (12,363)                 (101,644)
   Payment of bridge loans                                                                   (200,000)                      -
   Bridge loans                                                                               950,000                       -
   Payment of loan fees                                                                       (70,000)                      -
   Proceeds from issuance of Class A Common Stock                                           4,739,427                       -
   Payment of note payable, related party                                                  (1,045,000)                      -
   Issuance of note receivable                                                             (1,965,971)                      -
   Payment of offering costs                                                                 (738,559)                      -
                                                                                       ------------------        ------------------

               Net Cash Provided by Financing Activities                                    2,993,534                   938,356
                                                                                       ------------------        ------------------

INCREASE (DECREASE) IN CASH                                                                (2,192,513)                  156,100

CASH, beginning of period                                                                   2,255,678                       -
                                                                                       ------------------        ------------------

CASH, end of period                                                                    $       63,165            $      156,100
                                                                                       ------------------        ------------------
                                                                                       ------------------        ------------------

Supplementary information:

CASH PAID FOR INTEREST                                                                 $     149,857             $         -
See Note 6                                                                             ------------------        ------------------
                                                                                       ------------------        ------------------




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

In the opinion of management, the interim financial statements for the period ended September 30, 1998 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

Audited financial statements for Orlando Predators, a division of Orlando Predators, Ltd., the predecessor owner, for the period prior to acquisition, January 1, 1997 through February 13, 1997, are not presented since no substantial activities took place during that period.

The results for the three and nine months ended September 30, 1998 and the periods ended September 30, 1997 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 1997.

Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current year.

NOTE 2 - PURCHASE OF EQUITY INTERESTS IN THE AFL

In August 1998 the Company acquired two, non-voting, equity interests in the Arena Football League, Inc. (AFL) for $6,000,000. Each similar equity interest entitles the Company to share equally with each other member in AFL revenues. The AFL guarantees to pay the Company at least $480,000 per year until the Company receives an aggregate of $6,000,000 through League distribution. If the Company receives $6,000,000 within one year from the closing of the purchase, one equity interest returns to the League and one equity interest remains with the Company without any guaranteed rate of return. Once the Company receives an aggregate of $6,000,000, the Company will participate in all League revenues, expenses and liabilities with respect to the two equity interests.

The $6,000,000 was paid as follows: $3,500,000 was paid with the executed contract and $2,500,000 was paid on August 14, 1998.

The purchase of the interests requires that the two, non-voting, equity interests in the League are recorded under the equity method of accounting at $4,071,437, and an unsecured, note receivable is recorded for $1,965,971 from the League, with imputed interest of 23% and principal due annually on August 14 of each year. The minimum principal and interest payment is $480,000 annually.

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

NOTE 4 - PRIVATE PLACEMENT

On August 11, 1998 the Company completed a private placement of 1,250,000 shares of its Class A Common stock for $2,500,000 ($2.00 per share). On August 31, 1998 the Company completed a private placement for 1,200,000 shares of its Class A Common stock for $3,000,000 ($2.50 per share) and paid offering costs of $738,559. On October 13, 1998, the Company completed another private placement offering. It consisted of one investor totaling $250,000 ($2.50 per share), with commissions of 15% or $37,500 paid for 100,000 shares of Class A common stock.

NOTE 5 - NOTES PAYABLE - BRIDGE LOANS

During April 1998, the Company completed an offering of 40 units in a private placement. Each unit consisted of one $50,000 promissory note (totaling $2,000,000) bearing interest at 7% per annum and 4,000 warrants to purchase the Company's Class A Common Stock expiring December 31, 2001. The notes are payable the earlier of December 31, 2001 or on the closing date of a public offering in excess of $5,000,000. Underwriters were paid a commission of $95,000. Of the $2,000,000 promissory notes, $1,050,000 were sold to current stockholders or directors, including $850,000 to Monolith. Notes of $755,000 and accrued interest of $5,573 were converted to 304,229 shares of the Company's Class A Common Stock in the August 31, 1998 private placement. The remaining notes payable and accrued interest of $1,295,774 were paid on September 1, 1998.

NOTE 6 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS FOR NONCASH FINANCING ACTIVITIES

On August 31, 1998 the Company converted notes of $755,000 and accrued interest of $5,573 to 304,229 shares of the Company's Class A Common Stock.

NOTE 7 - RELATED PARTY TRANSACTION

The Company provided telemarketing services valued at $137,600 to a Company owned by the principal stockholder of the Company. Expenses for the telemarketing services were $102,191.

NOTE 8 - OPERATING SEGMENTS

The Company organizes its business units into two reportable segments: football operations and telemarketing services. The football operations segment operates the AFL team and the telemarketing services segment provides telemarketing services to a related party.

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 8 - OPERATING SEGMENTS (CONTINUED)

The segment's accounting policies are the same as those described in the summary of significant accounting policies included the Company's Form 10K-SB filed with the Securities and Exchange Commission for the period ended December 31, 1997.

The Company's reportable business segments are strategic business units that offer different products and services. The segments are managed together because they utilize similar resources within the Company. There were no reportable segments during the period ended December 31, 1997. All assets of the Company relate to the football operations segment.


                                     FOOTBALL     TELEMARKETING
                                    OPERATIONS      SERVICES          TOTAL
                                    ----------    -------------    ----------
Sales to external customers and
 other revenues                    $2,846,867    $  137,600       $2,984,467

Segment profit (loss)              $ (907,031)   $   35,409       $ (871,622)


ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The operations of the team are year-round; however, the majority of revenues and expenses are recognized during the AFL playing season, from April through August of each year. The team begins to receive deposits in late September for season tickets for the upcoming season. From September through April, the team sells season tickets and collects revenue from all such sales. Selling, advertising and promotions also take place from September through April, although these revenues are not realized until after the season begins. Single game tickets and partial advertising sponsorships are also sold during the season, primarily from April through July. Additional revenues are recognized in August from playoff games, if any.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE PERIOD FEBRUARY 14 TO SEPTEMBER 30, 1997

REVENUES
The Company recognizes game revenues and expenses over the course of the season (April through August).

Revenues for the nine months ended September 30, 1998 were $2,984,467, which represented an increase of $323,901 or 12% as compared to revenues of $2,660,566 for the period ended September 30, 1997.

Season ticket prices for the 1998 season decreased by an average of 10%; however, the number of season ticket holders increased by 1,889, which represents an increase in season ticket holders of over 38% for the year.

ITEM 2. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES (CONTINUED)

In comparing the two periods, operating under the new lease agreement for the arena, the Company generated $122,866 in concession income for the nine home games played in this period compared to the prior period when no concession income was generated.

Playoff game revenue decreased by $9,556 or 8% compared to the prior year. This was due to the reduction of ticket prices for the 1998 season. Playoff game revenue sharing increased by $50,000 due to the team playing an extra game and winning the championship over the Tampa Bay Storm by a score of 62-31.

Sponsorship sales increased by $72,210 or 11% compared to the prior period. League revenues decreased in the amount of $81,250 or 45% over the prior period.

Telemarketing revenue is a new segment for the Company this year. It has earned income of $137,600. It generates commissions based on the number of sales made through an employee leasing company, which is owned by a related party. The Company anticipates the expansion of this division in the future and to continue to use it to generate sales of season tickets.

OPERATING EXPENSES
Operating expenses of $1,634,948 increased by $38,884 or 2% compared to $1,596,064 in the prior period. The increase was a result of increased medical costs due to post-season surgeries.

PLAYOFF EXPENSES
Playoff expenses of $352,016 increased by $122,688 in this period compared to $229,328 in the prior period. This was due to the additional championship away game. In the prior year, the Company had two playoff games compared to three games for the current year.

SELLING AND PROMOTIONAL EXPENSES
Selling and promotional expenses of $479,901 increased by $80,350 or 21% compared to the prior period. This is primarily due to a new telemarketing department which helped to generate increased sales of season tickets by 1,889. The increased costs of $159,216 for telemarketing were offset by decreases of $78,864 in other advertising costs.

LEAGUE ASSESSMENTS
League assessments of $92,875 decreased by $131,747 or 59% compared to $224,622 in the prior period. This decrease is due to a reduction in expenses associated with legal settlements and legal bills with former teams as well as other claims. The AFL is comprised of a number of teams who share in all league expenses and some league revenues. League assessments are based upon the team's share of league operating expenses and other league expenses such as legal settlements.

PART II. OTHER INFORMATION

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were $1,028,797. This is an increase of $390,551 compared with $638,246 in the prior period. This increase can be attributed to increased payroll costs of $248,168 due to an increase in the number of employees. It can also be attributed to the shorter prior period. Other increases included offering costs from a discontinued offering of $57,046, legal costs of $21,538 and office operations costs of $63,799.

TELEMARKETING EXPENSE
Due to the addition of the new telemarketing services segment, the Company incurred expenses in the amount of $102,191. These costs were associated with operating this segment.

INTEREST EXPENSE
Interest expense during the nine months ended September 30, 1998 was $61,499 compared to $67,581 for the prior period. Related party interest expense was $34,256 compared to $67,581 for the prior period. The interest expense and the related party interest expense during the nine months ended September 30, 1998 was related to bridge loans of $2,000,000, which was used in the initial downpayment for $3,500,000 in securing the two equity interests in the AFL. The interest expense during the period ended September 30, 1997 was related to the debt assumed in the purchase of the Company and additional advances for operations made by stockholders of the Company.

INTEREST INCOME
Interest income during the nine months ended September 30, 1998 was $112,089 compared to $5,875 for the prior period. The increase can be attributed to the proceeds received from the initial public offering and the accrual of interest related to the note receivable recorded from the League.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company financed net operating losses primarily with loans from the team's former managing general partners.

Through December 10, 1997, the Company had issued an aggregate of $2,342,970 in promissory notes (together with interest thereon) to its two stockholders, most of which were repaid from proceeds of the IPO. During April 1998, the Company completed an offering of 40 units in a Private Placement. Each unit consisted of one $50,000 promissory note (totaling $2,000,000) bearing interest at 7% per annum and 4,000 warrants to purchase the Company's Class A Common Stock expiring December 31, 2001. The notes are payable on the earlier of December 31, 2001 or the closing date of a public offering in excess of $5,000,000. Underwriters were paid a commission of $95,000. Of the $2,000,000 in promissory notes, $1,050,000 were sold to current stockholders or directors, including $850,000 to Monolith.

On August 11, 1998, the Company completed a private placement of 1,250,000 shares of its class A common stock for $2,500,000 ($2.00 per share) with no offering costs. These proceeds were used to complete the purchase of the equity interests in the AFL as described in Note 2.

PART II. OTHER INFORMATION

On August 31, 1998, the Company completed a private placement of 1,200,000 shares of its Class A common stock for $3,000,000 ($2.50 per share) and paid offering costs of $738,559. Proceeds from this private placement were used to pay off the outstanding bridge loans and interest (Note 5). The remaining proceeds were used for working capital needs.

Notes of $755,000 and accrued interest of $5,573 were converted to 304,229 shares of the Company's Class A Common Stock in the August 31, 1998 private placement. The remaining notes payable and accrued interest of $1,295,774 were paid on September 1, 1998.

On October 13, 1998, the Company completed another private placement offering. It consisted of one investor totaling $250,000 ($2.50 per share), with commissions of 15% or $37,500 paid for 100,000 shares of Class A common stock. These proceeds were used to fund current operations.

The reduction of indebtedness using proceeds of the private placements improved the Company's liquidity by reducing indebtedness required to be paid in the future. The Company believes that cash flows from operations, along with distributions related to the recent purchase of two equity interests in the AFL will enhance the Company's future cash flows and satisfy the Company's anticipated working capital requirements for at least the next 12 months. This will be accomplished by having the AFL make a minimum principle and interest payment to the Company in the amount of $480,000 annually.

On November 5, 1998, the Company received a payment from the League in the amount of $672,790. This payment represented the minimum annual payment of $480,000, as well as, a distribution from the League in the amount of $192,790.

PART II. OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
CHANGES IN SECURITIES:
None


USE OF PROCEEDS:

                                       % OF          AMOUNT          TOTAL
                                     PROCEEDS       --------       ----------
                                    ---------
GROSS PROCEEDS                        100.0%                       $5,500,000

Less:
   Underwriters' expenses              10.0%         550,000
   Other costs and expenses            10.5%         576,089
                                    ---------       --------
         Total Expenses                20.5%                        1,126,089
                                    ---------                      ----------
Net proceeds                           79.5%                        4,373,911

USE OF PROCEEDS
Repayment of debts                     42.1%       2,317,828
Payment of accounts payable             2.7%         150,000
Payment of marketing expenses           4.6%         250,000
Acquisition of two non-voting
   equity interests in the AFL         30.1%       1,656,083
                                    ---------      ---------
         Total Use of Proceeds         79.5%                        4,373,911
                                    ---------                      ----------
REMAINING PROCEEDS                       .0%                       $    -
                                    ---------                      ----------
                                    ---------                      ----------


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
None

Exhibits:  None

PART II. OTHER INFORMATION

                                     Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  November 13, 1998               THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                       -----------------------------------------
                                       Registrant


                                       /s/ Alex Narushka
                                       -----------------------------------------
                                       Alex Narushka
                                       Chief Financial Officer