Form 10KSB
period 1998-12-31
ORLANDO PREDATORS ENTERTAINMENT INC
filed 1999-03-31
CIK 1042456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal  year  ended  December  31,  1998 or [ ]

[ [ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee  Required]

For the  transition  period from  _______________  to________________

Commission File No. 001-13217


                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Florida                                         91-1796903
-------------------------------                       ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)


20 North Orange Avenue, Suite 101
Orlando, Florida                                              32801
---------------------------------------              ---------------------
(Address of principal executive offices)                   (Zip Code)


Issuer's telephone number:  (407) 648-4444

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

     As of March 22, 1999, 5,130,166 shares of the Registrant's no par value Class A Common Stock were outstanding. As of March 22, 1999, the market value of the Registrant's no par value Class A Common Stock, excluding shares held by affiliates, was $12,837,663 based upon a closing bid price of $4.75 per share of Class A Common Stock on the NASDAQ SmallCap Market.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The Registrant's revenues for its most recent fiscal year were $3,559,329.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

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

Introduction

     The Company is in the sports entertainment business and (i) owns and operates the Orlando Predators (the "Predators" or the "team"), a professional arena football team of the Arena Football League (the "AFL" or the "League") and
(ii) owns an additional 10.5% net revenue interest in the League (in addition to its League ownership through the Predators). Arena football is played in an indoor arena on a padded 50 yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

Strategy

     The Company's strategy is to participate through the operation of the Predators and through its League ownership in what the Company believes will be the continued significant growth of the AFL which in turn is expected to result in increased revenue to the Company generated from (i) national (League) and regional (team) broadcast contracts, (ii) national League sponsorship contracts,
(iii) the sale of additional League Membership fees, and (iv) increased fan attendance at AFL games including Predators' games, together with appreciation in the value of the Predators as an AFL team. The trend toward ongoing League growth was recently evidenced by a February 1999 announcement by the National Football League ("NFL") that it had obtained an option to purchase up to 49.9% of the League.

     At the team level, the Company's strategy is to increase fan attendance at Predators' home games, expand the Predators' advertising and sponsorship base, and contract with additional local and regional broadcasters to broadcast Predators' games.

     The Company believes that fan attendance will increase based upon the game winning success (if any) of the Predators in the AFL and by increasing media exposure of the team in the central Florida area. Game winning success requires the ongoing recruitment of superior players. In order to recruit players, the Company employs a recruiting team which includes the Company's head coach and

Director of Player Personnel. In order to increase media exposure to the team in central Florida, and expand the Company's sponsorship base, the Company employs a marketing representative who calls upon the media, corporate sponsors and other central Florida organizations. This marketing representative also calls directly upon central Florida businesses to solicit advertising and sponsorship funds on behalf of the team. The Predators participate in a number of charitable events during the year as a part of a community relations and recognition program and maintain an Internet website at www.orlpredators.com. The Company also employs ten to 15 part-time telemarketing personnel prior to commencement of the AFL season to assist in ticket sales.

     In a broader sense, the Company's strategy also includes maintaining and building community support for, and recognition of, the team as an ongoing valuable entertainment institution in central Florida and throughout the state. The Company believes that the value of the Predators as a sports team will increase if community support and recognition are maintained. In this regard, the Predators completed their eighth AFL season in 1998, have played in the Arena Bowl for the AFL championship on four occasions and won the Arena Bowl XII championship ending the 1998 season. The Predators hold one of the best all-time win-loss records among current and former AFL teams and have recorded the highest announced average AFL per game attendance in a number of prior seasons.

History

     The AFL is a nonprofit membership corporation organized to govern the arena football teams that comprise the League and to sell team memberships ("Memberships") in major United States markets. The AFL's first season commenced in 1987. Between 1987 and 1999, the League grew from four teams to 15 teams with teams in Los Angeles and New Orleans expected to begin play in 2000 and 2001, respectively. The membership fees for the next team joining the AFL has increased from $125,000 in 1995 to $5 million for the 2000 season. Since 1992, announced League attendance has grown from 736,000 to over 1.1 million (including play-off games). Game broadcasts during this period have included local, regional, ESPN, ESPN 2 and ABC coverage. For the 1999 season, 20 games are scheduled to be broadcast on national cable television stations, including ABC's live broadcast of Arena Bowl XIII. From 11 million television households in 1994, the AFL reached 27.5 million households in 1998.

     Currently, the Company derives its revenue from the arena football operations of the Predators and its 10.5% net revenue interest in the AFL. Revenue from football operations results from the sale of tickets to the Predators' home games, the sale of advertising and promotions to Predator sponsors, the sale of local and regional broadcast rights to Predators' games, the sale of merchandise carrying the Predators' logos, and concession sales at Predators' home games. Revenue from the Company's League ownership results from the Company's share of all League revenue, primarily consisting of League contracts with national media organizations, expansion team Membership fees, national corporate sponsorships and League merchandising sales.

     In April, 1998, the NFL amended its by-laws to allow its owners to purchase additional professional football teams. Subsequently, in May 1998, the owner of the New Orleans Saints became the first NFL owner to also own an Arena Football team. The AFL New Orleans franchise will play in the 2001 season.

     As indicated above, in February 1999 the NFL was granted a three year option to purchase up to 49.9% of the League. Should the NFL exercise its option, this shared ownership will improve the AFL's ability to negotiate national media contracts, to develop new league corporate sponsorships and to sell AFL merchandise.

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

     In March 1987 the U.S. Patent Office issued a U.S. Patent ("Patent") to Gridiron Enterprises, Inc. an Illinois corporation ("Gridiron") for the Arena Football Game System and rules of play as well as trademarks for the logo and names associated with Arena Football. In December 1991, the AFL was incorporated as a non-profit membership corporation in the state of Delaware. Also in 1991, Gridiron entered into an exclusive licensing agreement with the AFL to organize, operate and market Arena Football throughout the United States by selling team memberships in major markets across the United States. In August 1998 the AFL purchased all patent and other rights to the Arena Football Game System from Gridiron for $4,000,000. Pursuant to the licensing agreement, the AFL granted to Gridiron a per team royalty of $20,000 per year in return for using the game system and rules of play of Arena Football. In January 1991, the AFL sold a Membership to the Predators which allowed the Predators to operate and market Arena Football within a seventy-five mile radius of Orlando, Florida. All names and logos of the Orlando Predators were owned by and registered to Gridiron.

     Four teams were fielded for the League's inaugural 1987 season. By 1991, the League had eight teams and had played exhibition games in London and Paris. In 1992 and 1993, the League fielded 12 teams and 10 teams, respectively, with some games televised on the ESPN cable network. During the 1998 season, the League consisted of 14 teams including expansion teams in New York, New Jersey and Nashville. In the 1999 season, a Buffalo team will commence play, and in 2000 and 2001 expansion teams in Los Angeles and New Orleans, respectively, are expected to commence play.

     AFL games are generally played in an indoor basketball/hockey sports arena which offers fans climate-controlled conditions and a more intimate view of the game. As a result of the smaller playing field, the rebound nets and a general emphasis on offensive play, Arena Football games are generally high scoring, fast-paced action contests.

     Game attendance has risen consistently over the AFL's ten seasons of play with over 1.1 million in total fan attendance announced for the 1998 season. Per game announced attendance averaged approximately 10,700 during the 1998 season. "Announced" game attendance represents attendance figures provided by League teams to the League and the media and cannot be independently verified. Approximately 66% of AFL viewers are male and 34% are female with 60% of such viewers under the age of 35 and 40% over the age of 35. In terms of education, 47% have college or graduate degrees, 28% have some college attendance and 12% hold high school diplomas.

     The membership fee for new teams joining the AFL has grown from $120,000 for the 1990 season to $5,000,000 for the Los Angeles franchise expected to begin play in the 2000 season. There are approximately 27 million households with AFL teams in their metropolitan areas, up from 11 million households in 1994. During the 1998 season, ESPN, ESPN 2 and ABC broadcast a total of 23 games including four playoff games and the Arena Bowl.

     AFL team salaries for the 1998 season ranged from $350,000 to $650,000. Players' salaries range from $8,400 to $60,000 per season together with a housing provision which averages approximately $400 per month per player. AFL players sign one-year contracts with an additional one-year option season granted to the team. Following the contract year, if the team and a player cannot agree on the option season salary, the player must either play for the original option year salary or stay out during the option season, after which the player is free to negotiate with any team in the League. There are no player drafts, although expansion teams are allowed to draw from a pool of players designated by existing AFL teams.

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

     There are eight players on the field for each team as part of a 24-man roster. Players play both offense and defense with the exception of the kicker, quarterback, an offensive specialist, two defensive specialists and a kick returner.

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

AFL Teams

     For the 1999 season, the AFL will consist of the following 15 teams, aligned into two conferences, with two divisions in each conference:

                               American Conference

         Western Division                        Central Division
         ----------------                        ----------------
         Arizona Rattlers                        Iowa Barnstormers
         Portland Forest Dragons                 Milwaukee Mustangs
         San Jose SaberCats                      Houston ThunderBears
                                                 Grand Rapids Rampage

                               National Conference

         Eastern Division                         Southern Division
         ----------------                         -----------------
         Albany Firebirds                         Florida Bobcats
         New England Sea Wolves                   Nashville Kats
         New Jersey Red Dogs                      Orlando Predators
         Buffalo Destroyers                       Tampa Bay Storm

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

Gate Receipts, AFL Assessments and Distributions

     AFL teams are entitled to keep all gate receipts from pre-season home games, regular season home games and playoff home games. Teams do not receive any gate receipts from away games except that visiting teams are reimbursed for hotel expenses by the home team. Each team is required to pay an annual assessment to the AFL which is generally equal to the team's share of the League's annual operating costs and each team is contingently liable for other team membership purchases, team repurchases by the League and League litigation. Each team's assessment is generally funded by its share of revenue derived from the League's national television contracts, from the sale of AFL licensed merchandise and from revenues generated by the League's sale of expansion team franchises. Each visiting team participating in the playoffs is reimbursed for hotel expenses and receives a fixed payment of $45,000 for the first playoff round, $45,000 for the second playoff round and $50,000 for the Arena Bowl.

AFL Licensing

     The AFL operates a League licensing program on behalf of its teams. Under the program, product manufacturers sign agreements allowing them to use the names and logos of all AFL teams, the AFL itself and AFL's special events (including playoffs and the Arena Bowl) in exchange for royalty and guarantee payments. For the year ended December 31, 1998, the Company's share of net revenues from licensing was negligible and was credited against the Team's assessment for that year. The Company's share of net revenue from the League (the "Team Share") was equal to 1/16 of the AFL's net revenue for the 1998 season. The Team Share is equal to the AFL's net revenue divided by the total number of League teams (15 including Buffalo, which will begin playing in 1999) and one Gridiron Team Share. League assessments are also based upon the Team Share. Each team is also permitted to license its club identified products locally for sale at its arena, at team owned and operated stores and through team catalogs. The Company purchased two non-voting equity interests in 1998 and beginning in August 1998 the Team Share was 1/19 together with 2/19 for its two non-voting equity interests.

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

     The AFL is governed by a Board of Directors, which consists of one representative from each team. Brett L. Bouchy, the Company's Chief Executive Officer, serves as the Predator's representative on the AFL Board of Directors. The Board of Directors selects the AFL Commissioner, who administers the daily affairs of the AFL including interpretation of playing rules and arbitration of conflicts among member teams. The Commissioner also has the power to impose sanctions, including fines and suspensions, for violations of League rules. David Baker has been the Commissioner of the AFL since 1996.

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

Current Operations of the Company

     The Company derives substantially all of its revenue from the Arena Football operations of the Predators and its 10.5% net revenue interest in the League. This revenue is primarily generated from (i) the sale of tickets to the Predators' home games, (ii) the sale of advertising and promotions to Predator sponsors, (iii) the sale of local and regional broadcast rights to Predators' games, (iv) the Company's share of League media contracts, Membership fees paid by expansion teams and League licensing sales, and (v) the sale of merchandise carrying the Predators' logos.

     In March 1998, the Company entered into an agreement with the AFL pursuant to which it agreed to purchase an additional revenue interest in the League (which would represent two "Revenue Interests" or a 2/19 interest in the League's revenue) for $6,000,000. Under the terms of the agreement, the Company will receive the greater of $480,000 per year or 2/19 of the League's gross revenue until the Company receives an aggregate of $6,000,000. If the entire $6,000,000 is paid by August 14, 1999, one of the Revenue Interests will be canceled and the Company will thereupon receive 1/19 of the League's net revenues, without a minimum guarantee.

     Ticket Sales. The Predators played seven home games and seven away games during the 1998 AFL regular season together with one home and one away pre-season exhibition game. Under the AFL Bylaws, the Company receives all revenue from the sale of tickets to regular season and pre-season home games and no revenue from the sale of tickets to regular season and pre-season away games.

     The Predators play all home games at the Orlando Arena, which holds approximately 16,000 spectators. In the 1998 season, the Company sold approximately 7,000 season tickets and had an average paid attendance of approximately 8,600 per game. Ticket prices for regular season home games during the 1998 season at the Orlando Arena ranged from $10 to $100 per game with an average paid ticket price of approximately $22.15. The Company expects ticket sales to improve as a result of its Arena Bowl championship in 1998 and the institution of telemarketing techniques for ticket sales.

     The following table sets forth certain information relating to the Predators' regular season revenue generated by the sale of tickets for the 1997 and 1998 seasons:

               Number of         Average         Average Paid        Average
                Season         Per Game Paid        Ticket        Ticket Revenue
Season         Tickets          Attendance          Price            Per Game
------         -------          ----------          -----            --------

1998            7,055             8,661             $22.15           $191,805

1997            5,401             8,521             $22.63           $192,822


     Advertising and Promotion. The Company generates revenue from the sale of advertising displayed on signs located throughout the Orlando Arena, and through other promotions utilizing the team's name or logos. In addition, the Company markets team "sponsorships" to local and regional businesses which provide a combination of advertising rights, promotional rights and VIP ticket privileges. Advertising rights include the use of corporate logos within the Orlando Arena, commercials on radio and television, advertisements in the ArenaBall magazine, display of the sponsor's name on the Jumbotron (a large, four sided electronic sign located in the center of the Orlando Arena, public address announcements, the inclusion of customer names on team posters and the like. Promotional rights include banners displayed in the team's VIP room at the Orlando Arena), availability of blocks of seats in the upper bowl endzone for specific games, the use of the team's logos and autographed helmets. VIP privileges include high priority seating selections, parking passes, VIP room passes and travel packages, which include attendance at team away games.

     Local and Regional Television, Cable and Radio Broadcasts. In March 1998, the Company entered into a three-year television contract with the Sunshine Network for the 1998, 1999 and 2000 seasons providing for the Company to receive approximately $70,000 per season. The Company also entered into a one-year radio contract with Clear Channel, Inc. providing for the Company to receive approximately $20,000 in 1998. Most of the proceeds from the two media contracts are paid in the form of bartered commercial television and radio time made available to the Company.

     National Television. In February 1998, the AFL reached a two-year national broadcast agreement with ESPN, ESPN 2 and ABC providing for the networks to televise 20 AFL games, a majority of which will be live rather than tape delayed (including 10 games in prime time), four playoff games and ABC's telecast of the Arena Bowl.

     Sale of Merchandise. The Company generates additional revenue from the sale of merchandise carrying the Predator logos (primarily athletic clothing such as sweatshirts, T-shirts, jackets and caps) at the Orlando Arena and at the Company's corporate offices in downtown Orlando. Revenue from the sale of such merchandise was approximately $90,000 for the 1998 season.

     Telemarketing. In addition to using telemarketing techniques to improve the Predators' ticket sales, the Company has signed an agreement to use its telemarketing personnel to sell tickets and merchandise for the Tampa Bay Storm of the AFL. During 1998, the Company also earned $130,600 in telemarketing revenue from Sunwest P.E.O. Inc., a related party. The Company intends to further develop its telemarketing techniques in order to offer telemarketing ticket services for other collegiate and professional sports teams.

Summary of League Revenue and Expense

     The following table summarizes the Company's share of the revenue derived from the AFL as well as AFL assessments incurred during the last two regular seasons:

                                                               SEASON
                                                         1997           1998
                                                         ----           ----
         Revenue:
         Expansion team membership fees                $181,250      $ 639,916

         Assessments:
         Operating assessment                           125,000       120,0000
                  Other costs                            99,622          --
                                                       --------       --------
                     Total assessments                  224,622        120,000
                                                       --------       --------
         Net revenue (assessments)                     $(43,372)     $ 519,916
                                                       ========      =========

Performance

     The following table describes the performance of the Predators during the last three AFL seasons:

              Season Record     Finish in Division           Playoff Results
              -------------     ------------------           ---------------

1995              7-5                 2nd                 Lost in Arena Bowl

1996              9-5                 2nd                 Lost in first playoff
                                                            game
1997             10-4                 1st                 Lost in second playoff
                                                            game
1998              9-5                 2nd                 Won Arena Bowl
                                                            Championship




Coaches

     Jay Gruden, age 32, was retained by the Company as the Predators' head coach in August 1997. Coach Gruden replaced Perry Moss who had been the team's head coach for the previous seven seasons. Coach Gruden quarterbacked the Tampa Bay Storm for six seasons from 1991 to 1996. During his tenure, he set AFL records for career pass completions (1,182), passing yards (15,514) and passing touchdowns (280). He led Tampa Bay to Arena Bowl championships four times, including back-to-back titles in 1995 and 1996. A two-time All-Arena selection, Coach Gruden also was the League's Most Valuable Player in 1992.

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

     A Tampa native, Coach Gruden began his professional career with the NFL Arizona Cardinals in 1989. He moved to the World League of American Football in 1990, where he played for the Sacramento Surge and the Barcelona Dragons, before signing with Tampa Bay in 1991.

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

No         Name            Position(1)        Ht.    Wt.       Birthdate       Years in AFL
--         ----            -----------        ---    ---       ---------       ------------
 3     David Cool             K              5-11    207        05/23/69          Rookie
 4     John Clark            FB/LB           6-3     250        08/16/68          4th Season
 5     Chris Barber          DS              6-1     190        01/15/64          6th Season
 7     Kevin Gaines          DS              6-1     190        08/07/71          Rookie
 8     Chad Johnson          QB              6-3     210        03/19/74          Rookie
 9     Connell Maynor        QB/WR           6-0     180        01/21/69          5th Season
15     Ty Law                OS              6-1     180        11/27/71          3rd Season
17     Pat O'Hara            QB              6-4     212        09/27/68          3rd Season
21     Bruce LaSane          WR/LB           6-4     225        08/30/66          6th Season
23     Corris Ervin          DS              5-11    185        08/30/66          2nd Season
26     Bret Cooper           WR/DB           6-0     190        12/18/70          5th Season
28     Damon Mason           DS              5-9     175        03/21/74          Rookie
33     Tommy Dorsey          FB/LB           6-3     235        03/05/79          Rookie
42     Rick Hamilton         FB/LB           6-2     241        04/19/70          Rookie
46     Bill Hall             FB/LB           6-1     238        12/05/70          Rookie
65     Eric Drakes           OL/DL           6-5     265        01/24/69          6th Season
78     Webbie Burnett        OL/DL           6-3     285        11/07/67          6th Season
82     Barry Wagner          WR/DB           6-3     215        11/24/67          6th Season
83     James Crockett        DS              5-10    190        11/26/74          Rookie
84     Robert Gordon         OS              5-10    185        06/07/68          Rookie
87     Victor Hall           OL/DL           6-2     265        12/04/68          4th Season





90      Reggie Lee            OL/DL           6-2     280        12/21/67          Rookie
93      Kelvin Ingram         OL/DL           6-2     285        10/25/70          Rookie
97      Howard Smothers       OL/DL           6-3     280        11/16/73          Rookie
98      Matt Storm            OL/DL           6-3     320        09/02/72          Rookie
99      Connell Spain         OL/DL           6-2     285        06/09/74          Rookie


(1)  WR-Wide  Receiver;   DB-Defensive  Back;  FB-Fullback;   LB-Lineback;   DS-
     Defensive Specialist; OS-Offensive Specialist; QB-Quarterback; OL-Offensive Line; DL-Defensive Line

     Player salaries range from $8,400 to $60,000 per season together with a housing provision which averages approximately $400 per month per player. AFL players sign one-year contracts with an additional one-year option season granted to the team. Following the contract year, if a team and player cannot agree on the option season salary, the player must either play for the original option year salary or stay out during the option season, after which he is free to negotiate with any team in the League. There are no player drafts, although expansion teams are allowed to draw from a pool of players designated by each AFL team.

Orlando Arena

     The Predators have played in the Orlando Arena, which has a seating capacity of approximately 16,000, since 1991. In March 1998, the Company signed a new five-year lease (with an additional five-year option) with the Orlando Arena commencing in the 1998 season at approximately the same per game rental as its previous lease, but which provides the Company with an approximately 20% share of revenue generated from food and beverage concessions in exchange for the Company reducing ticket prices by approximately 10% to 20%, depending upon seat location. The Company will also receive a rebate against rent of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons. Under the terms of the Predators' previous lease, which expired at the end of the 1997 season, the Predators paid a rental that was the higher of $7,500 per game or 8.5% of ticket sales for such game, up to a maximum of $15,000 per game. The team did not share in any other arena revenue, such as parking fees or concession sales.

Competition

     The Predators compete for sports entertainment dollars with other professional sports teams and with college athletics and other sports-related entertainment. During portions of the AFL season, the Predators compete with professional basketball (NBA and WNBA) in the city of Orlando and with professional hockey and professional baseball in the state of Florida. In addition, the colleges and universities in central Florida, as well as public and private secondary schools, offer a full schedule of athletic events throughout the year. The Predators also compete for attendance and advertising revenue with a wide range of other entertainment and recreational activities available in central Florida. On a broader scale, AFL teams compete with football teams fielded by high schools and colleges, the Professional Indoor Football League (a fledgling indoor style football league established in 1997 with teams operating in eight markets), the NFL, the Canadian Football League and NFL Europe.

Employees

     In addition to its active football players, the Company employs eight football personnel and 24 non-football personnel. During the AFL season, the Company also uses volunteer part-time employees from time to time. None of the Company's employees, including its players, are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

Proposed Hockey Acquisition

     In March 1999 the Company entered into a non-binding letter of intent to purchase a majority interest in two minor league hockey teams for an as yet undetermined amount of cash and the Company's Class A Common Stock. A definitive agreement has not yet been completed and would be subject to a number of significant contingencies.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company leases its executive offices in Orlando, Florida from First Union Bank on a month-to-month basis. The rental rate, valued at $4,167 per month, is satisfied through a trade-out with First Union Bank for Predator season tickets and other advertising considerations. In April 1999, the Company will move its corporate office and telemarketing facility to 400 West Church Street in Orlando, Florida pursuant to a two year lease covering 4800 square feet for $900 per month. The Company has agreed to contribute approximately $40,000 in leasehold improvements.

     The Predators have played in the Orlando Arena, which has a seating capacity of approximately 16,000, since 1991. In March 1998, the Company signed a new five-year lease (with an additional five-year option) with the Orlando Arena commencing in the 1998 season at approximately the same per game rental as its previous lease, but which provides the Company with an approximately 20% share of revenue generated from food and beverage concessions in exchange for the Company reducing ticket prices by approximately 10% to 20%, depending upon seat location. The Company will also receive a rebate against rent of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons. Under the terms of the Predators' previous lease, which expired at the end of the 1997 season, the Predators paid a rental that was the higher of $7,500 per game or 8.5% of ticket sales for such game, up to a maximum of $15,000 per game. The team did not share in any other arena revenue, such as parking fees or concession sales.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     In December 1998, Jack Youngblood, the Company's former President, filed suit against the Company in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida captioned Youngblood vs. The Orlando Predators Entertainment, Inc., et al. (Case No. C98-10027- 35). Mr. Youngblood alleges that the Company breached its employment agreement with Mr. Youngblood by terminating his employment for job abandonment and by issuing defamatory press releases. The Company believes Mr. Youngblood's claims are without merit and is vigorously defending the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  --------------------------------------------------------

     The Company's Class A Common Stock commenced trading on the NASDAQ SmallCap Market under the symbol "PRED" on December 11, 1997. The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Class A Common Stock as reported by NASDAQ but does not include retail markup, markdown or commissions.

                       PRICE RANGE OF CLASS A COMMON STOCK


                                                               Closing Price
                                                               -------------
By Quarter Ended:                                           High           Low
----------------
March 31, 1999 (through March 22, 1999) ................   $5.375         $4.50
December 31, 1998 ......................................   $3.38          $3.25
September 30, 1998 .....................................   $3.88          $3.38
June 30, 1998 ..........................................   $5.25          $3.63
March 31, 1998 .........................................   $4.25          $2.94
December 31, 1997 ......................................   $4.25          $3.12

     As of March 10, 1999, the Company had approximately 900 record and beneficial stockholders.

Class A and Class B Common Stock

     The Company is authorized to issue 15,000,000 shares of no par value Common Stock ("Common Stock"), of which 5,130,166 shares of Class A Common Stock are outstanding as of the date of this Report. In addition, the Company has issued 1,000 shares of no par value Class B Common Stock to The Monolith Limited Partnership (925 shares) and Alan N. Gagleard (75 shares), the Company's two principal shareholders. The Class A Common Stock and Class B Common Stock are identical in all respects except that each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10,000 votes. The Class B Common Stock was issued to satisfy certain control requirements of the AFL. See "Arena Football-Restrictions on Ownership" and "Item 12." Upon issuance, shares of Common Stock are not subject to further assessment or call. Subject to the prior rights of any series of preferred stock which may be issued by the Company in the future, holders of Common Stock are entitled to receive ratably such dividends that may be declared by the Board of Directors out of funds legally available therefor, and, in the event of the liquidation, dissolution or winding up of the Company, are entitled to share ratably in all assets remaining after payment of liabilities. Holders of Common Stock have no preemptive rights or rights to convert their Common Stock into any other securities. The outstanding Common Stock is validly issued, fully paid and nonassessable. The holders of the Class B Common Stock are entitled to convert each share of Class B Common Stock into one share of Class A Common Stock.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Introduction

     The Orlando Predators Entertainment, Inc. (the "Company") was formed in March 1997 to acquire and operate the Orlando Predators (the "Predators" or the "team"), a professional Arena Football team of the Arena Football League (the "AFL" or the "League"). The AFL is a nonprofit corporation organized to govern the Arena Football teams, which comprise the League.

     The operations of the team are year round. However, the majority of revenues and expenses are recognized during the AFL playing season, from April through August of each year. The team begins to receive deposits in late September for season tickets during the upcoming season. From September through April the team sells season tickets and collects revenue from all such sales. Selling, advertising and promotions also take place from September through April although these revenues are not realized until after the season begins. Single game tickets and partial advertising sponsorships are also sold during the season, primarily from April to July. Additional revenues are recognized in August from playoff games, if any.

     Prospective investors should read the following information in conjunction with the Company's audited financial statements and should carefully consider such information as well as other information contained in this Report before making an investment in the Company's securities. Information contained herein contains "forwarding-looking statements" which can be identified by the use of forward-looking terminology such as `believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations heron or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. Many factors (including intense competition, possible need for additional capital, the Company's business concentration, risks associated with the Orlando Arena lease, dependence on key personnel, competitive success of the Predators, possible increase in players' salaries, risk of players' injuries, risks associated with AFL membership and uncertainties regarding game attendance and broadcast contracts) could also cause actual results to vary materially for the future results covered in such forward-looking statements.

Results of Operations

Year Ended December 31, 1998 Compared to Period Ended December 31, 1997

     Revenues. Revenues for the period ended December 31, 1998 were $3,559,329 which represented a increase of 861,435 or 32% as compared to revenue of $2,697,894 for the period ended December 31, 1997.

     Season ticket prices for the 1998 season decreased by an average of 10%. However, the number of season ticket holders increased by 1,889, which represented an increase in season ticket holders of over 38% for the year.

     The Company operated under the first year of a new lease agreement with the Orlando Arena that allowed the Company to participate in concession revenue for the first time. For the year ended December, 31, 1998, the Company generated $122,866 in concession revenue for the nine home games played compared to the prior period when no concession revenue was generated.


     Playoff game revenue was $225,762, an increase of $40,444 or 22% for the year ended December 31, 1998 compared to $185,318 for the period ended December, 31, 1997. Playoff game revenue sharing increased by $50,000 due to the team playing an extra game and winning the Arena Bowl XII championship.

     Sponsorship revenue was $681,075 for the year ended December 31, 1998, an increase of $46,829 or 7% compared to $634,246 for the period ended December 31, 1997.

     League revenues were $639,916 for the year ended December 31, 1998, an increase of $458,666 or 253% compared to $181,250 for the period ended December 31, 1997 due to the two, non-voting equity interests in the AFL that the Company purchased in August 1998. The expansion Los Angeles team paid the League a fee of $5,000,000 in November, 1998.

     Telemarketing revenue is a new segment for the Company this year and it generated revenue of $130,600 for the period ended December 31, 1998. It produces commissions based on the number of sales made through an employee leasing company, which is owned by a related party. The Company anticipates the expansion of this division in the future and will continue to use it to generate sales of season tickets.

     Operating Expenses. Operating expenses of $1,829,158 increased $135,229 or 8% as compared to the prior period of $1,693,929. The increase was due primarily to the increase in medical costs related to post season surgeries.

     Playoff Expenses. Playoff expenses of $357,121 for the year ended December 31, 1998 increased by $127,618 compared to $229,503 for the period ended December 31, 1997. This was due to the additional championship away game. In the prior year, the Company had two playoff games compared to three games for the current year.

     Selling and Promotional Expenses. Selling and promotional expenses of $527,182 for the year ended December 31, 1998 increased $140,825 or 36% as compared for the period ended December 31, 1997 primarily due to (i) an increase in an advertising campaign of print and radio, and (ii) increased commissions paid to Orlando Predator season ticket telemarketers.

     League Assessments. League assessments of $120,000 for the year ended December 31, 1998 decreased $104,622 or (47%) as compared to $224,622 for the period ended December 31, 1997. This decrease is due to a reduction in expenses associated with legal settlements and legal bills with former teams as well as other claims. The AFL is comprised of a number of teams who share in all league expenses and revenues. League assessments are based upon the team's share of league operating expenses and other league expenses such as legal settlements.

     General and Administrative Expenses. General and administrative expenses of $1,457,172 for the year ended December 31, 1998 increased $585,966 or 67% compared to $871,206 for the period ended December 31, 1997. This increase can be attributed to increased payroll costs of $235,894 due to an increase in the number of employees. It can also be attributed to the shorter prior period. Other increases included office operations costs of $82,301, printing expenses of $70,619, offering costs from a discontinued offering of $57,046, bridge loan fees of $95,000 and legal costs of $36,568.

     Telemarketing Expense. Due to the addition of the new telemarketing services segment, the Company incurred expenses in the amount of $220,107. These costs were associated with operating this segment.

     Interest Expense. Interest expense was $29,162 for the period ended December 31, 1998 compared to $2,520 for the period ended December 31, 1997. Related party interest expense was $34,256 for the year ended December 31, 1998 compared to $104,083 for the period ended December 31, 1997. The interest expense and the related party interest expense during the twelve months ended December, 1998 were related to bridge loans of $2,000,000, which were used in the initial down payment for $3,500,000 used to secure the two equity interests in the AFL. The interest expense during the period ended December 31, 1997 was related to the debt assumed in the purchase of the Company and additional advances for operations made by stockholders of the Company.

     Interest Income. Interest income for the year ended December 31, 1998 was $207,640 compared to $12,601 for the period ended December 31, 1997. The increase can be attributed to the proceeds received from the initial public offering and the interest related to the receivable recorded from the League.

Period Ended December 31, 1997 Compared to Year Ended December 31, 1996

     The Company recognizes game revenue and expenses over the course of the season (April through August). Therefore, revenue and operating expenses, other than selling, general and administrative expenses of the Company, are comparable to the predecessor company (Orlando Predators, a division of Orlando Predators, Ltd.)

     Revenue. Revenue for the period ended December 31, 1997 was $2,697,894, which represented a decrease of $191,489, or 6.6%, as compared to revenue for the year ended December 31, 1996 of $2,889,383. The decrease for the period ended December 31, 1997 was directly attributable to a decrease in ticket sales of $328,462 as well as decreases in sponsorship and miscellaneous revenue of $171,812. The decrease in ticket sales and sponsorship revenue resulted from a decrease in season ticket sales efforts prior to the beginning of the 1997 season. The team was sold in March 1997 to the Company, and the former owners did not market season tickets and sponsorship sales as they had done in prior years. For the 1998 season, the Company began marketing efforts in September 1997. The decrease in ticket and sponsorship revenue was offset by increases in League revenue of $163,467 and playoff revenue of $145,318.

     The Company expects that revenue will increase during the 1998 season as a result of (i) increased ticket sales for the 1998 season and (ii) the Company's new lease with the Orlando Arena which provides the Company with a 20% share of concession revenue at Predators' home games and a rebate against rent of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons. However, a portion of this revenue will be offset by slightly lower ticket prices. See "Business - Properties."

     Operating Expenses. Operating expenses (including playoff expenses) were $1,923,432, a decrease of $270,325 or 12.3% as compared to the prior year operating expenses of $2,193,757. The decreases were a result of decreases in player related costs, including payroll, medical and housing costs. These decreases were offset by increased expenses of approximately $159,000 related to an additional home playoff game.

     Selling and Promotional Expenses. Selling and promotional expenses were $386,357, a decrease of 12.8%, or $57,048, as compared to the prior year primarily due to the decreased preseason marketing efforts.

     League Assessments. League assessments were $224,622, an increase of $73,243, or 48%, as compared to the prior year of $151,379. League assessments increased primarily due to costs associated with legal settlements with former teams. The AFL is comprised of a number of teams who share in all the League expenses and some League revenues. Assessments are based upon the team's share of League operating expenses and other League expenses such as legal settlements.

     General and Administrative Expenses. General and administrative expenses were $871,206, an increase of $245,569, or 39.3%, as compared to the prior year of $625,637. This increase can be attributed to an increase in payroll costs and professional fees.

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

Liquidity and Capital Resources

     Historically, the Company has financed net operating losses primarily with loans from the team's former managing general partners and the sale of its securities.

     During April 1998, the Company completed an offering of 40 units, with each unit consisting of one $450,000 promissory note bearing interest at 7% per annum and 4,000 warrants to purchase the Company's Class A Common Stock expiring December 31, 2001. The notes were due on the earlier of December 31, 2001 or the closing date of a public offering in excess of $5,000,000. A commission of $95,000 was paid in connection with the transaction. Of the $2,000,000 (40 units) promissory notes, $1,050,000 (21 units) were sold to current stockholders or directors, including $850,000 (17 units) to Monolith. Notes of $755,000 and accrued interest of $5,573 were converted to 304,229 shares of the Company's Class A Common Stock in the August 31, 1998 private placement. The remaining notes payable and accrued interest of $1,295,774 were paid on September 1, 1998.

     On August 11, 1998, the Company completed a private placement of 1,250,000 shares of its class A Common Stock for $2,500,000 ($2.00 per share) with no offering costs. These proceeds were used to complete the purchase of the equity interests in the Arena Football League.

     On August 31, 1998, the Company completed a private placement of 1,200,000 shares of its Class A Common Stock for $3,000,000 ($2.50 per share) and paid offering costs of $749,557. Proceeds from this private placement were used to pay off the outstanding bridge loans and interest. The remaining proceeds were used for working capital needs.

     In October, 1998, the Company completed another private placement offering. It consisted of one investor totaling $250,000 ($2.50 per share), with commissions of 15% or $37,500 paid for 100,000 shares of Class A common stock. These proceeds were used to fund current operations.

     The reduction of indebtedness using proceeds of the private placements improved the Company's liquidity by reducing indebtedness required to be paid in the future. The Company believes that cash flows from operations, along with distributions related to the recent purchase of two equity interests in the AFL will enhance the Company's future cash flows and satisfy the Company's anticipated working capital requirements for at least the next 12 months. This will be accomplished by the requirement that the AFL make a minimum principal and interest payment to the Company in the amount of $480,000 annually.

     On November 5, 1998, the Company received a payment from the League in the amount of $672,791. This payment represented the principle payment of $9,546 and interest of $150,454, as well as, a distribution from the League in the amount of $512,791.

     In January and February, 1999, the Company completed another private placement offering. It consisted of three investors totaling $145,000 ($2.50-$3.00 per share), with commissions of 15% or $21,750 paid for 75,000 shares of Class A common stock. These proceeds were used to fund current operations.

Year 2000 Issue

     Many computer systems and other equipment with embedded chips or microprocessors may not be able to appropriately interpret dates after December 31, 1999 because such systems use only two digits to indicate a year in the date field rather than four digits. If not corrected, many computers and computer applications could fail or create miscalculations, causing disruptions to the Company's operations. In addition, the failure of customer and supplier computer systems could result in interruption of sales and deliveries of key supplies or utilities. Because of the complexity of the issues and the number of parties involved, the Company cannot reasonably predict with certainty the nature or likelihood of such impacts.

     Using internal staff and outside consultants, the Company is actively addressing this situation and anticipates that it will not experience a material adverse impact to its operations, liquidity or financial condition related to systems under its control. The Company is addressing the Year 2000 issue in four overlapping phases: (i) identification and assessment of all critical software systems and equipment requiring modification or replacement prior to 2000; (ii) assessment of critical business relationships requiring modification prior to 2000; (iii) corrective action and testing of critical systems; (iv) development of contingency and business continuation plans to mitigate any disruption to the Company's operations arising from the Year 2000 issue.

     The Company is in the process of implementing a plan to obtain information from its external service providers, significant suppliers and customers, and financial institutions to confirm their plans and readiness to become Year 2000 compliant, in order to better understand and evaluate how their Year 2000 issues may affect the Company's operations. The Company currently is not in a position to assess this aspect of the Year 2000 issue; however, the Company plans to take the necessary steps to provide itself with reasonable assurance that its service providers, suppliers, customers and financial institutions are Year 2000 compliant. This phase is 50% complete to date.

     The Company is developing contingency plans to identify and mitigate potential problems and disruptions to the Company's operations arising from the Year 2000 issue. This phase is expected to be completed by May, 1999. The total cost to achieve Year 2000 compliance is currently estimated at $39,000. Approximately $34,000 has been spent to date on a new networked computer system.

     While the Company believes that its own internal assessment and planning efforts with respect to its external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Company's operations.

ITEM 7.  FINANCIAL STATEMENTS

                                      INDEX
                                      -----

                                                                        Page
                                                                        ----

THE ORLANDO PREDATORS ENTERTAINMENT, INC.
     Independent Auditors' Report                                       F-2
     Financial Statements:
         Balance Sheet                                                  F-3
         Statements of Operations                                       F-5
         Statement of Changes in Stockholders' Equity                   F-6
         Statements of Cash Flows                                       F-7
     Notes to Financial Statements                                      F-8

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
The Orlando Predators Entertainment, Inc.
Orlando, Florida


We have audited the accompanying balance sheet of The Orlando Predators Entertainment, Inc. as of December 31, 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period February 14, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Orlando Predators Entertainment, Inc. as of December 31, 1998 and the results of its operations and its cash flows for the year then ended and for the period February 14, 1997 (inception) to December 31, 1997, in conformity with generally accepted accounting principles.




                                               AJ. ROBBINS, P.C.
                                               CERTIFIED PUBLIC ACCOUNTANTS
                                                      AND CONSULTANTS

Denver, Colorado
March 17, 1999

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1998
                                =================

                                     ASSETS

CURRENT ASSETS:
     Cash                                                             $  117,188
     Accounts receivable, sponsorships                                   220,311
     Accounts receivable, related party                                  106,734
     AFL receivable, current portion                                      33,398
     Inventory                                                            20,585
     Receivable from employees                                            45,135
     Prepaid expenses                                                    256,561
                                                                      ----------

                  Total Current Assets                                   799,912


PROPERTY AND EQUIPMENT, at cost, net                                     243,997


EQUITY INVESTMENT IN AFL                                               4,032,650



AFL RECEIVABLE, net of current portion                                 1,923,027


MEMBERSHIP COST, net                                                   1,894,512


OTHER INTANGIBLES, net                                                    34,474


RESTRICTED INVESTMENT                                                    100,000

OTHER ASSETS                                                               2,544
                                                                      ----------

                                                                      $9,031,116
                                                                      ==========


           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                            BALANCE SHEET (Continued)
                                DECEMBER 31, 1998
                                ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $   268,221
     Accounts payable and accrued expenses,
      related parties                                                    25,661
     Accrued interest, related party                                      6,671
     Deferred revenue                                                   643,672
                                                                    -----------

                  Total Current Liabilities                             944,225
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, 1,500,000 shares authorized;  none                   --
         issued or outstanding
     Class A Common stock, 15,000,000 shares authorized;              9,867,150
         5,050,000 issued and outstanding
     Class B Common Stock, 1,000 shares authorized,                       5,000
         1,000 issued and outstanding
     Additional paid-in capital                                          77,940
     Accumulated (deficit)                                           (1,863,199)
                                                                    -----------

                  Total Stockholders' Equity                          8,086,891
                                                                    -----------

                                                                    $ 9,031,116
                                                                    ===========

                 SEE ACCOMPANYING NOTS TO FINANCIAL STATEMENTS


                                THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                       STATEMENTS OF OPERATIONS
                              FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                             FOR THE PERIOD FEBRUARY 14 TO DECEMBER 31, 1997
                             ===============================================

                                                                        1998                     1997
                                                                    -----------              -----------
REVENUES:
     Ticket revenues                                                $ 1,534,440              $ 1,542,577
     Concession income                                                  122,866                     --
     Play-off game ticket revenues                                      130,762                  140,318
     Play-off game revenue sharing                                       95,000                   45,000
     Local television and radio broadcast rights                         76,752                   87,632
     Advertising and promotions                                         669,267                  644,529
     Advertising and promotions, related party                          100,000                   50,000
     League revenue                                                     639,916                  181,250
     Telemarketing income, related party                                130,600                     --
     Other                                                               59,726                    6,588
                                                                    -----------              -----------

              Total Revenues                                          3,559,329                2,697,894
                                                                    -----------              -----------

COSTS AND EXPENSES:
     Operations                                                       1,829,158                1,693,929
     Operations, related party                                           11,197                    5,362
     Playoff expenses                                                   357,121                  229,503
     Selling and promotional expenses                                   527,182                  386,357
     League assessments                                                 120,000                  224,622
     General and administrative                                       1,457,172                  871,206
     Telemarketing expenses                                             220,107                     --
     Amortization                                                        70,432                   52,496
     Depreciation                                                        43,610                   32,402
                                                                    -----------              -----------

              Total Costs and Expenses                                4,635,979                3,495,877
                                                                    -----------              -----------

OPERATING (LOSS)                                                     (1,076,650)                (797,983)
                                                                    -----------              -----------

OTHER INCOME (EXPENSE):
     Interest expense                                                   (29,162)                  (2,520)
     Interest expense, related party                                    (34,256)                (104,083)
     Interest income                                                     57,186                   12,601
     Interest income, AFL                                               150,454                     --
     Loss from equity investment in AFL                                 (38,786)                    --
                                                                    -----------              -----------

              Net Other Income (Expense)                                105,436                  (94,002)
                                                                    -----------              -----------

NET (LOSS)                                                          $  (971,214)             $  (891,985)
                                                                    ===========              ===========

NET (LOSS) PER SHARE                                                $      (.29)             $      (.61)
                                                                    ===========              ===========

Weighted Average Number of Common Shares Outstanding                  3,374,836                1,463,796
                                                                    ===========              ===========

                              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                   F-5


                                               ORLANDO PREDATORS ENTERTAINMENT, INC.
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                             FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                                             FOR THE PERIOD ENDED DECEMBER 31, 1997


                                      Class A Common Stock         Class B Common Stock   Additional
                                     -----------------------       --------------------     Paid-In     Accumulated
                                       Shares        Amount        Shares      Amount       Capital     (Deficit)          Total
                                     ---------   -----------       ------    ---------     ---------    ----------         -----

Class A Common Stock issued in       1,276,500   $   438,087          --     $      --     $     --     $      --      $   438,087
   exchange for ownership of the
   Predators

Class A Common Stock issued
   for cash                            103,500        49,709          --            --           --            --           49,709

Class B Common Stock issued for           --            --           1,000         5,000         --            --            5,000
   conversion of accrued interest
   payable

Class A Common Stock issued net of   1,100,000     4,373,911          --            --           --            --        4,373,911
   offering costs of $1,126,089

Net (loss)                                --            --            --            --           --        (891,985)      (891,985)
                                     ---------   -----------   -----------   -----------   ----------   -----------    -----------

Balances,                            2,480,000     4,861,707         1,000         5,000         --        (891,985)     3,974,722
   December 31, 1997

Class A  Common Stock issued in      2,570,000     5,005,443          --            --           --            --        5,005,443
   private placements, net of
   offering costs of $794,556

Stock options issued to consultants       --            --            --            --         77,940          --           77,940

Net (loss)                                --            --            --            --           --        (971,214)      (971,214)
                                     ---------   -----------   -----------   -----------   ----------   -----------    -----------

Balances,                            5,050,000   $ 9,867,150         1,000   $     5,000   $ 77,940     $(1,863,199)   $ 8,086,891
   December 31, 1998                 =========  ============      ========   ===========   ========     ===========    ===========


                                             SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                  F-6


                                             THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                                      STATEMENT OF CASH FLOWS
                                             FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                                          FOR THE PERIOD FEBRUARY 14 TO DECEMBER 31, 1997
                                          ===============================================

                                                                                  1998                  1997
                                                                             -----------            ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Net (loss)                                                              $  (971,214)           $  (891,985)
     Adjustments to reconcile net (loss) to net cash
       from operating activities:
         Depreciation and amortization                                           114,042                 84,898
         Loss from equity interest in AFL                                         38,787                   --
         Stock options issued to consultants                                      77,940                   --
     Changes in assets and liabilities:
         Accounts receivable, sponsorships                                      (220,311)               688,956
         Employee receivables                                                      6,582                (46,256)
         Inventory                                                                (5,926)                 5,326
         Prepaid expenses                                                       (162,427)                (1,693)
         Accounts receivable, related party                                     (106,734)                  --
         Other assets                                                             (1,636)                  (908)
         Accounts payable                                                        (29,062)               109,182
         Accrued expenses                                                        129,928                 15,612
         Accounts payable, related party                                         (54,447)                80,108
         Accrued expenses, related party                                         (86,839)               104,083
         Due to AFL                                                                 --                   (8,000)
         Deferred revenue                                                        186,029               (830,544)
                                                                             -----------            -----------

                Net Cash (Used) by Operating Activities                       (1,085,288)              (691,221)
                                                                             -----------            -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of equipment                                                       (25,758)               (27,130)
     Sale of equipment                                                               548                   --
     Investment in AFL                                                        (4,071,437)                  --
     Issuance of AFL receivable                                               (1,965,971)                  --
     Collections on AFL receivable                                                 9,546                   --
     Investment in certificate of deposit                                           --                 (100,000)
     Payments for contract purchase                                                 --                  (62,054)
                                                                             -----------            -----------

                Net Cash (Used) by Investing Activities                       (6,053,072)              (189,184)
                                                                             -----------            -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Proceeds from loans from stockholders                                       316,000              1,080,000
     Proceeds from issuance of notes payable to related parties                1,050,000                   --
     Repayments of loans from stockholders                                      (316,000)            (2,317,828)
     Repayment of notes payable                                                 (200,000)                  --
     Proceeds from issuance of notes payable                                     950,000                   --
     Proceeds from issuance of Class A Common Stock                            5,039,426              5,500,000
     Repayment of notes payable to related parties                            (1,045,000)                  --
     Payment of offering costs                                                  (794,556)            (1,126,089)
                                                                             -----------            -----------

               Net Cash Provided by Financing Activities                       4,999,870              3,136,083
                                                                             -----------            -----------

INCREASE (DECREASE)  IN CASH                                                  (2,138,490)             2,255,678

CASH, beginning of period                                                      2,255,678                   --
                                                                             -----------            -----------

CASH, end of period                                                          $   117,188            $ 2,255,678
                                                                             ===========            ===========

CASH PAID FOR INTEREST                                                       $   149,857            $      --
                                                                             ===========            ===========

Supplementary information:
See Note 6

                                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                             F-7

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Activity
--------
The Orlando Predators Entertainment, Inc. (the Company) was formed on March 27, 1997, to acquire, own and operate the Orlando Predators, a Division of Orlando Predators, Ltd. (Predators). The Predators are a professional Arena Football team and a member of the Arena Football League (AFL or League). The AFL membership was purchased by Monolith Limited Partnership (Monolith) as an agent for the Company on February 13, 1997 from the Orlando Predators, Ltd.. During March 1997, Monolith organized the Company and transferred ownership of the Predators to the Company in exchange for 1,276,500 shares of the Company's common stock. Audited financial statements for Orlando Predators, a division of Orlando Predators, Ltd., the predecessor owner, for the period prior to acquisition, January 1, 1997 through February 13, 1997, are not presented since no substantial activities took place during that period.

Management's Plan
-----------------
The Company had a net loss of $892,000 in 1997 and $971,000 in 1998 and an accumulated deficit of $1,863,000 as of December 31, 1998. Current liabilities exceed current assets by $145,000 as of December 31, 1998.

The majority stockholder of the Company, Monolith, has agreed that they will continue to use their best efforts to financially support the Company with any cash flow deficiencies they may have in their calendar year end 1999.

Cash and Cash Equivalents
-------------------------
Cash and equivalents consists primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

Inventory
---------
Inventory consists of team merchandise available for sale. Inventory is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment
----------------------
Property and equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 5-10 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations. Depreciation expense for the periods ended December 31, 1998 and December 31, 1997 was $43,610 and $32,402, respectively.

Restricted Investment
---------------------
Restricted investment consists of an interest bearing certificate of deposit with a financial institution, which also provides a letter of credit to the Company. The certificate of deposit was a condition of awarding the letter of credit.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Membership Cost
---------------
The AFL membership is recorded at cost of $1,989,860 and is being amortized on a straight-line basis over 40 years. Amortization expense for the periods ended December 31, 1998 and December 31, 1997 was $49,747 and $45,601, respectively.

Impairment of Long Lived Assets
-------------------------------
The Company evaluates its long lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate the future undiscounted cash flows of certain long lived assets are not sufficient to cover the carrying value of such assets, the assets are adjusted to their fair values. No adjustment to the carrying value of the assets have been made.

Other Intangible Assets
-----------------------
The remainder of the new head coach's contract and other costs from his former employer were purchased for $62,054 and are being amortized on a straight-line basis over the term of his contract with the Company, 3 years. Amortization expense for the periods ended December 31, 1998 and December 31, 1997 was $20,685 and $6,895, respectively.

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

Investment in AFL
-----------------
The Company accounts for its two non-voting equity interests in the AFL using the equity method.

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
------------
The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences.

Deferred tax assets arise primarily from the net operating loss and amortization of the membership cost which is not deductible for tax purposes until the membership is sold. Deferred tax liabilities result when depreciation for tax purposes exceeds depreciation for book purposes. The net deferred tax asset at December 31, 1998 was not significant. A valuation allowance equal to the net deferred tax asset has been recorded since it is more likely than not that the tax asset will not be realized. (See Note 9).

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

Fair Value of Financial Instruments
-----------------------------------
The carrying value of accounts receivable, AFL note receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

Earnings Per Common Share
-------------------------
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is not presented since the computation is antidilutive.

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation
------------------------
The Company accounts for stock based compensation in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No.123). Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of APB No. 25. However, if the provisions of APB No. 25 are continued, proforma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. The Company recognizes compensation costs under the provisions of APB No. 25 and will provide the expanded disclosure required by SFAS No. 123.

Recently Issued Accounting Pronouncements
-----------------------------------------
In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information" and No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits", effective for fiscal years beginning after December 15, 1997. The Company has disclosed its operating segments in Note 11. The adoption by the Company of Statements No. 130 and 132 did not impact the Company's financial statement.

Year 2000 Issues
----------------
Many computer systems and other equipment with embedded chips or microprocessors may not be able to appropriately interpret dates after December 31, 1999 because such systems use only two digits to indicate a year in the date field rather than four digits. If not corrected, many computers and computer applications could fail or create miscalculations, causing disruptions to the Company's operations. In addition, the failure of customer and supplier computer systems could result in interruption of sales and deliveries of key supplies or utilities. Because of the complexity of the issues and the number of parties involved, the Company cannot reasonably predict with certainty the nature or likelihood of such impacts.

Using internal staff and outside consultants, the Company is actively addressing this situation and anticipates that it will not experience a material adverse impact to its operations, liquidity or financial condition related to systems under its control. The Company is addressing the Year 2000 issue in four overlapping phases: (i) identification and assessment of all critical software systems and equipment requiring modification or replacement prior to 2000; (ii) assessment of critical business relationships requiring modification prior to 2000; (iii) corrective action and testing of critical systems; (iv) development of contingency and business continuation plans to mitigate any disruption to the Company's operations arising from the Year 2000 issue.

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company is in the process of implementing a plan to obtain information from its external service providers, significant suppliers and customers, and financial institutions to confirm their plans and readiness to become Year 2000 compliant, in order to better understand and evaluate how their Year 2000 issues may affect the Company's operations. The Company currently is not in a position to assess this aspect of the Year 2000 issue; however, the Company plans to take the necessary steps to provide itself with reasonable assurance that its service providers, suppliers, customers and financial institutions are Year 2000 compliant. This phase is 50% complete to date.

The Company is developing contingency plans to identify and mitigate potential problems and disruptions to the Company's operations arising from the year 2000 issue. This phase is expected to be completed by May, 1999. The total cost to achieve Year 2000 compliance is currently estimated at $39,000.
Approximately $34,000 has been spent to date on a new networked computer system.

While the Company believes that its own internal assessment and planning efforts with respect to its external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Company's operations.

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

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 2 - ACQUISITION OF PREDATORS (Continued)

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
                                                                    ===========

NOTE 3 - ARENA FOOTBALL LEAGUE

The AFL is a non-profit corporation, which governs the rules and conduct of each member team. Each member owns an equal percentage of the AFL and appoints one board member. A budget for AFL expenses is approved annually by the board and expenses are shared equally. Revenues from expansion membership fees are divided equally between all members, the Company's two additional, non-voting equity interests (see Note 10) and the two equity interests owned by the inventor (Gridiron) of the Arena Football Game. Revenues and assessments are recognized when billed by the league. Special assessments for membership repurchases are recognized in the same periods as membership expansion fees that replace them. The Arena Football League's strategic development plan calls for the formation of an AFL minor league system ("AF2") beginning in the year 2000. The Company's share of the 1999 season budget is as follows:

Revenue:
     "AFL" Expansion membership fees                                  $    --
     "AF2" Expansion membership fees                                     11,053
                                                                      ---------
                                                                         11,053
Assessments:
     Operating assessment                                              (120,000)
     Other assessments                                                   (9,000)

Net Assessment                                                        $(117,947)
                                                                      =========

The Company continues to be contingently liable for its share of AFL expenses which may exceed AFL revenues.

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 3 - ARENA FOOTBALL LEAGUE (Continued)

A $1,500,000 judgement has been entered against the AFL. The AFL has filed a motion to appeal and set aside the judgement. No date has been set for the motion to set aside and legal counsel is unable to estimate the future outcome. The AFL is also a defendant to a claim for alleged damages for approximately $800,000. The AFL is vigorously defending this action. The AFL is also a party to a number of other lawsuits arising in the course of business. In the opinion of the Company's management, the resolution of those matters will not have a material adverse effect on the AFL's results of operations, cash flows or financial position.

Outcomes and expenses of litigation will be divided equally between all members. Management believes its share of the outcomes will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                   December 31,
                                                                      1998
                                                                   -----------

Office equipment                                                    $  76,650
Game equipment and system                                             243,207
                                                                    ---------
                                                                      319,857
Less accumulated depreciation                                         (75,860)
                                                                    ---------

                                                                    $ 243,997
                                                                    =========
NOTE 5 - COMMITMENTS AND CONTINGENCIES

Local Media Contracts
---------------------
In March 1998, the Company entered into a three-year television contract for the 1998, 1999 and 2000 seasons, which requires the Company to provide certain services, goods and game tickets in exchange for approximately $80,000 of commercial time, promotional events and the right to broadcast the games. The Company also entered into a one-year radio contract with under similar terms. The Company is currently negotiating a new radio contract.

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

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

The former President had a 42 month agreement with annual compensation ranging from $60,000 to $80,000, commission on sponsorship revenue ranging from 10% to 7%, tickets to home games and options to purchase 34,500 shares of the Company's Class A Common Stock with an exercise price of $2.00 through July 2007.
During December 1998, the former President was dismissed.

The Director of Player Personnel and Assistant Coach has a 3 year employment agreement with annual compensation ranging from $40,000 to $44,000, a $6,000 signing bonus, playoff participation incentives and options to purchase 10,000 shares of the Company's Class A Common Stock with an exercise price of $2.00 per share.

The Headcoach had a 3 year employment agreement with annual compensation ranging from $70,000 to $80,000, playoff participation incentives and options to purchase 15,000 shares of the Company's Class A Common Stock with an exercise price of $2.00 per share. The Company has an option to renew the contract for an additional 3 years. The agreement was amended effective January 1, 1999, providing for an increase in salary ranging from $90,000 to $115,000 and an extension of the term of the agreement for an additional 2 years at the Company's option. He was also granted options to purchase 30,000 shares of the Company's Class A Common Stock with an exercise price of $3.19 for 15,000 shares, and $3.25 for 15,000 shares.

The Vice-President of Sales and Marketing had a 3 year employment agreement with annual compensation of $45,000, 10% commissions on increases in sponsorship revenues over the prior year sponsorship revenues, 1% of renewal season ticket sales and 20% of new season ticket sales, less commissions paid to direct sales staff. The agreement was subsequently cancelled when the employee resigned and accepted the position of Vice-President of Business Development. The new agreement is for one year and calls for annual compensation of $45,000, 20% commission on all new season ticket sales by the employee, 30% of gross revenues from Company sanctioned seminars and 6 season tickets.

The Chief Financial Officer of the Company has a 1 year employment agreement with annual compensation of $50,000 and options to purchase 50,000 shares of the Company's Class A Common Stock with an exercise price of $3.19 per share.

Lease Obligations
-----------------
In March 1998, the Company signed a five-year lease (with an additional five-year option) with the Orlando Centroplex arena commencing in the 1998 season. The agreement provides the Company with an approximately 20% share of revenue generated from food and beverage concessions in exchange for the Company reducing ticket prices by approximately 10% to 20%, depending upon seat location. The Company will also receive a credit to be applied to the game rental of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons.

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

During September 1998, the Company entered into an 8 month lease agreement with the City of Orlando for office space for the telemarketing division at a rate of $2,828 per month. As of December 31, 1998, minimum future rent payments under the lease were $11,312.

Corporate office space was received as trade for a sponsorship from a financial institution. The total value of the office space was $50,000 and the lease was renewed annually.

The Company was given notice in January 1999, that the corporate office space received as trade for a sponsorship from a financial institution would no longer be available as of March 31, 1999. The Company has entered into a two year lease agreement at a rate of $900 per month.

The minimum future lease payments under the lease agreements are as follows:

                                                Corporate          Orlando
                                                  Office          Centroplex
                                               --------------    --------------
1999                                           $        8,100    $       60,000
2000                                                   10,800            60,000
2001                                                    2,700            60,000
2002                                                    -                60,000
                                               --------------    --------------

                                               $       21,600    $      240,000
                                               ==============    ==============


Rent expense for the periods ended December 31, 1998 and December 31, 1997 was $163,752 and $170,941, respectively.

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

Litigation
----------
On December 9, 1998, the Company's former President filed a lawsuit against the Company for breach of employment and defamation in connection with a press release.

The Company believes that these claims are without merit and intends to vigorously defend the action.

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

Put Options
-----------
In August 1998, Monolith entered into an agreement with a stockholder of the Company, who purchased 1,000,000 shares of the Company's Class A voting Common Stock for $2,000,000. The agreement requires Monolith to purchase 600,000 shares of the Company's Class A voting Common Stock from the stockholder for $4,000,000, at the stockholder's option, through May 9, 1999. The stockholder is also a partner in Monolith. Generally accepted accounting principles requires the Company's sale of stock to be accounted for as a borrowing, and any difference between the sale proceeds and the option price be accrued as interest expense, if it is probable that the option will be exercised. The option has not yet been exercised, and the Company believes, based upon written representation received from the stockholder, that it is not probable that the option will be exercised.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

For the Period Ended December 31, 1997
--------------------------------------
In connection with the acquisition of the Predators, the Company executed notes payable to Monolith for $1,295,000, issued 1,380,000 shares of common stock valued at $487,796 and assumed liabilities of $1,431,285 in exchange for the following assets:


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
                                                                      ----------

                                                                      $3,114,081
                                                                      ==========

In addition to the above noncash transactions, during the period ended December 31, 1997, the Company exchanged notes payable to stockholders of $212,828 and the receivable for the stock subscription agreement of $49,709, for the payment of the note payable and accrued interest to the former owners of the team of $92,537 and the Company reduced a note payable to stockholders by $170,000. The Company issued 1,000 shares of Class B common stock in exchange for $5,000 in accrued interest payable to stockholders. The notes payable were subsequently paid from the proceeds of the Company's initial public offering of Class A common stock.

For the Year Ended December 31, 1998
------------------------------------
On August 31, 1998 the Company converted notes of $755,000 and accrued interest of $5,573 to 304,229 shares of the Company's Class A Common Stock.

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 7 - COMMON STOCK

Stock Option Plan
Effective April 1, 1997, the Company's board of directors adopted the Stock Option Plan under which 150,000 shares of the Company's Class A Common Stock were reserved for issuance at prices not less than fair market value on the date of grant. During 1998, the Plan was amended to provide for 350,000 additional option shares. The board may grant options to key management employees, officers, directors and consultants.

                                      Option         Outstanding Options
                                      Shares                    Price Per
                                     Available      Shares        Share
                                     ---------      ------        -----

Initial reserved shares               150,000        -         $      -
Granted                               138,000       138,000            2.00
                                     --------    ----------    ------------

Balance, December 31, 1997             12,000       138,000            2.00

Additional reserved shares            350,000        -               -
Granted                               295,000       295,000       3.19-4.75
Cancelled                              23,667       (23,667)           2.00
                                     --------    ----------    ------------

Balance, December 31, 1998             90,667       409,333    $  2.00-4.75
                                     ========    ==========    ============


Stock-Based Compensation
-------------------------
The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). The standard requires the Company to adopt the fair value method with respect to stock-based compensation of consultants and other non-employees.

The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the intrinsic value method. Had the Company adopted the fair value method with respect to options issued to employees as well, an additional charge to income of $134,000 would have been required in 1997; proforma net loss would have been ($1,025,985) and loss per share would have been ($.70). An additional charge to income of $340,990 would have been required in 1998; proforma net loss would have been ($1,312,204) and loss per share would have been ($.39).

The Company granted stock options to two consultants and recognized $77,940 of stock based compensation, during the year ended December 31, 1998.

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================

NOTE 7 - COMMON STOCK (Continued)

In 1998, the Company granted stock options to purchase 250,000 shares at $2.50 per share expiring October 26, 2002 to the Vice President of Business Development. These options were not granted under the Stock Option Plan.

Issuance of Common Stock
------------------------
In November 1997, the Company issued 1,380,000 shares of Class A Common Stock and 1,000 shares of Class B Common Stock in exchange for the 1,380,000 shares of outstanding common stock and $5,000 in accrued interest.

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

There are outstanding (i) warrants to purchase 550,000 shares of Class A Common Stock at exercise price of $7.50 per share at any time until their expiration on December 10, 2002 (the "Unit Warrants"), (ii) warrants to purchase 110,000 shares of Class A Common Stock and 55,000 Unit Warrants (the "1997 Underwriters' Unit Warrants') at an exercise price of $12.00 per 1997 Underwriters' Unit Warrants and (iii) warrants to purchase 160,000 shares of Class A Common Stock at $4.50 per share at any time until December 31, 2002 (the "1998 Warrants").

The Company completed the following private placements during 1998:

                                   Gross          Offering             Net
                  Shares         Proceeds           Costs            Proceeds
                  ------         --------           -----            --------

August 11        1,250,000     $  2,500,000     $       -          $  2,500,000
August 31        1,200,000        3,000,000            749,557        2,250,443
October 13         100,000          250,000             37,500          212,500
December 11         20,000           50,000              7,500           42,500
                ----------     ------------     --------------     ------------

                 2,570,000     $  5,800,000     $      794,557     $  5,005,443
                ==========     ============     ==============     ============

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 8 - NOTES PAYABLE - BRIDGE LOANS

During April 1998, the Company completed an offering of 40 units, with each unit consisting of one $50,000 promissory note bearing interest at 7% per annum and 4,000 warrants to purchase the Company's Class A Common Stock expiring December 31, 2001. The notes were due on the earlier of December 31, 2001 or the closing date of a public offering in excess of $5,000,000. A commission of $95,000 was paid in connection with the transaction. Of the $2,000,000 (40 units) promissory notes, $1,050,000 (21 units) were sold to current stockholders or directors, including $850,000 (17 units) to Monolith. Notes of $755,000 (of which $5,000 was from a related party) and accrued interest of $5,573 were converted to 304,229 shares of the Company's Class A Common Stock in the August 31, 1998 private placement. The remaining notes payable and accrued interest totaling $1,295,774 were paid on September 1, 1998.

NOTE 9 - INCOME TAXES

The components of deferred tax assets and (liabilities) were as follows:

Total deferred tax assets                                             $ 698,016
Less valuation allowance                                               (698,016)
                                                                      ---------

Net deferred tax asset                                                $    --
                                                                      =========

The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) were as follows:

Temporary differences;
   Property and equipment                                             $ (10,872)
   Membership cost                                                       35,851
   Accrued interest-stockholders                                          2,508
   Net operating loss carryforward                                      670,529
Less valuation allowance                                               (698,016)
                                                                      ---------

                                                                      $     --
                                                                      =========

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 9 - INCOME TAXES (Continued)

The components of deferred income tax expense (benefit) were as follows:

                                                        1998             1997
                                                     ---------        ---------
Temporary differences:
   Depreciation expense                              $   8,099        $   2,773
   Amortization expense                                (18,705)         (17,146)
   Interest-stockholders                                34,747          (37,255)
   Net operating loss carryforward                    (386,771)        (283,759)
Less valuation allowance                               362,630          335,387
                                                     ---------        ---------

                                                     $    --          $    --
                                                     =========        =========


The following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory income tax rates to pre-tax loss and the reported amount of income tax expense (benefit):

                                                       1998             1997
                                                     ---------        ---------
Benefit at statutory rates                           $(330,213)       $(303,275)
Other                                                  (19,527)         (20,693)
State tax effect                                       (12,890)         (11,419)
Increase in valuation allowance                        362,630          335,387
                                                     ---------        ---------

                                                     $    --          $    --
                                                     =========        =========

No provision for income taxes has been recorded for the periods ended December 31, 1998 and December 31, 1997, as the Company has incurred losses during these periods. Net operating loss carryovers of approximately $1,028,646 as of December 31, 1998 and $754,677 as of December 31, 1997 expire in 2016 and 2012, respectively. The Company is providing a full valuation allowance in connection with the deferred tax assets because there is no assurance of future taxable income.

NOTE 10 - PURCHASE OF EQUITY INTERESTS IN THE AFL

In August 1998 the Company acquired two, non-voting, equity interests in the Arena Football League, Inc. (AFL) for $6,000,000 plus acquisition costs. Each similar equity interest entitles the Company to share equally with each other member in AFL revenues. The AFL guarantees to pay the Company at least $480,000 per year until the Company receives an aggregate of $6,000,000 through League distribution. If the Company receives $6,000,000 within one year from the closing of the purchase, one equity interest returns to the League and one equity interest remains with the Company without any guaranteed rate of return. Once the Company receives an aggregate of $6,000,000, the Company will participate in all League revenues, expenses and liabilities with respect to the two equity interests.

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================

NOTE 10 - PURCHASE OF EQUITY INTERESTS IN THE AFL (Continued)

The $6,000,000 was paid as follows: $3,500,000 was paid with the executed contract and $2,500,000 was paid on August 14, 1998.

The purchase of the rights for the two, non-voting, equity interests in the League has been recorded as an investment accounted for under the equity method of accounting at $4,071,437, and an unsecured, receivable recorded for $1,965,971 from the League, with imputed interest of 23% and principal due annually on August 14 of each year. The minimum payment is $480,000 annually.

During the year ended December 31, 1998 the Company's recorded a loss from its equity interest in the AFL of $38,786 based upon its equity share of the AFL of approximately 10.5% and received $9,546 in principal payments and $150,454 in interest income.

NOTE 11 - OPERATING SEGMENTS

The Company organizes its business units into two reportable segments: football operations and telemarketing services. The football operations segment operates the AFL team and the telemarketing services segment provides telemarketing services to a related party and other sports franchises.

The segment's accounting policies are the same as those described in the summary of significant accounting policies included in Note 1.

The Company's reportable business segments are strategic business units that offer different products and services. The segments are managed together because they utilize similar resources within the Company. There were no reportable segments during the period ended December 31, 1997. All assets of the Company relate to the football operations segment.

                                    Net              Operating                          Identifiable        Capital
                                 Revenues              Loss           Depreciation         Assets         Expenditures
                                 --------          ------------       ------------      ------------      ------------
December 31, 1998:
     Football operations        $ 3,428,729        $  (987,143)       $    43,610       $ 8,892,569       $    25,758
     Telemarketing services         130,600            (89,507)              --             138,547              --
                                -----------        -----------        -----------       -----------       -----------

                                $ 3,559,329        $(1,076,650)       $    43,610       $ 9,031,116       $    25,758
                                ===========        ===========        ===========       ===========       ===========

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         =============================


NOTE 12 - SUBSEQUENT EVENTS

Sale of Common Stock
--------------------
In February 1999, the Company completed private placements of 65,000 Class A common shares for $145,000, with commissions of 15%.

Employment Agreements
---------------------
On January 26, 1999, the Company entered into a 35 month employment agreement with its new President and Chief Executive Officer. The agreement among other things, provides for an annual salary of $50,000 and options to purchase 950,000 shares of the Company's Class A common stock at $4.4375 per share. The new President and Chief Executive Office was previously employed by the Company as a business strategist, under an employment agreement which granted options to purchase 115,000 shares of the Company's Class A common stock at $4.75 per share. Upon the execution of the new employment agreement 47,920 of the options issued under the previous agreement were cancelled.

On February 26, 1999, the Company entered into a 18 month employment agreement with its now Vice-President of Sales and Marketing. The agreement calls for annual salary of $50,000 and commissions of 7% of sponsorship income from $1 to $750,000 and commissions of 10% of all sponsorship income greater than $750,000.

Letter of Intent to Purchase Hockey Teams
-----------------------------------------
On March 2, 1999, the Company executed a non-binding letter of intent to purchase all outstanding capital stock of Holdings C.A.T., a Virginia corporation, and the majority equity interest in the professional minor league ice hockey teams known as the "Seawolves" and the "Bombers" of the East Coast Hockey League (ECHL).

Telemarketing Agreement
-----------------------
On March 5, 1999, the Company entered into a telemarketing agreement with the Tampa Bay Storm ("Storm"), an Arena Football team, to sell season tickets and Storm merchandise.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
---------------------------------------------------------------------

The name, age and position of each of the Company's executive officers and directors are set forth below:

                                                                                       Officer/Director
        Name                           Age               Position                          Since
        ----                           ---               --------                          -----
William G. Meris ...................   32     Chairman of the Board of Director             1997

Brett L. Bouchy ....................   30     Chief Executive Officer, President            1999
                                              and Director

Jeffrey L. Bouchy(1) ...............   33     Secretary, Treasurer, Chief                   1999
                                              Financial Officer and Director

Mark M. Novell .....................   41     Vice President-Sales and                      1998
                                              Marketing

Scott L. Armstrong .................   37     Director                                      1998

Thomas F. Winters, Jr.,  M.D. ......   46     Director                                      1997

John W. Frasco (1)(2) ..............   59     Vice President of Business                    1999
                                              Development and Director

J. Richard Corley (1)(2) ...........   61     Director                                      1999

Richard C. Whelan (2) ..............   34     Director                                      1999

----------
(1)      Member of Audit Committee.

(2)      Member of Compensation Committee.

     Directors are elected at the Company's annual meeting of shareholders and serve a term of one year or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, subject to the bylaws of the Company.

     Brett L. Bouchy and Jeffrey L. Bouchy are brothers. In 1998 and 1999, Messrs. Youngblood and Gagleard resigned as Directors and Messrs. Narushka and Flynn resigned as executive officers. Mr. Youngblood was terminated as an executive officer in December, 1998.

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

     The principal occupation of each director and executive officer of the Company, for at least the past five years, is as follows:

     William G. Meris was appointed the Company's Chairman in March 1997. Mr. Meris has served as Chairman of the Board of Directors of Interhealth Nutritionals, Inc., a privately-held nutrition supplement manufacturer since April 1996 and has been a director of SunWest P.E.O. Inc. since January 1998. He was also a director of Gum Tech International, Inc., a publicly-held specialty chewing gum manufacturer from 1997 until February 1998. Since June 1995, Mr. Meris has been President of WGM Corporation, which acts as the General Partner of the Monolith Limited Partnership, a limited partnership which is a principal stockholder of the Company. From January 1995 to June 1995, he was also a co-manager of Meris Financial, Inc., a private investment and consulting company. From October 1994 until March 1995, Mr. Meris was a co-owner of Cyberia, Inc., a virtual reality entertainment firm. Mr. Meris was employed by Prudential Securities, Inc., as a retail stockbroker from 1989 to April 1994. Subsequently, he worked in the same capacity at Franklin-Lord, Inc. between May and August of 1994. Mr. Meris earned a Bachelor of Science degree in Business Administration from Arizona State University. Mr. Meris devotes such time as is necessary to the affairs of the Company.

     Brett L. Bouchy was appointed the Chief Executive Officer and President in January, 1999 and was employed by Meris Financial, Inc., an affiliate of The Monolith Limited Partnership from 1996 to December, 1998. From 1992 to 1995 he was a registered representative and Chairman of the Board of Directors of Franklin-Lord Inc., a Phoenix, Arizona-based stock brokerage firm. Mr. Bouchy was fined, censored and suspended for five days from selling securities by the NASD and his securities license was canceled by the Arizona Corporation Commission. Mr. Bouchy intends to apply for reinstatement of his license in the near future.

     Jeffrey L. Bouchy earned a Bachelor of Science degree in Accounting from Arizona State University and a Master's degree in Sports Management from West Virginia University. While completing his graduate studies at WVU, he worked for the Assistant Athletic Director of Finance and Administration. From 1992 to 1993 he was involved in arena management as an employee of the Charlotte Coliseum, home of the NBA's Charlotte Hornets. From 1990 to 1991 Mr. Bouchy was employed by the Phoenix Roadrunners of the International Hockey League, assisting in public relations and game operations. From 1994 to 1995 he was employed by Fun Tees, Inc., a t-shirt manufacturer. From 1995 to 1998 he was Chief Financial Officer of Gum Tech International, Inc., a Nasdaq National Market company.

     Mark M. Novell was employed by the Company from 1992 to 1994 as an assistant coach. From 1994 to 1998 he was a vacation resort agent for Fairfield Communities and Vistana Inc. In 1997 he rejoined the Company, first as an assistant coach and then in December 1998 as Vice President of Sales and Marketing.

     Scott L. Armstrong has been the national sales manager of Medco Laboratories, a marketer of inhalation products and services, since March 1993. From 1991 to February 1993, he was a surgical sales representative for the IOLAB division of Johnson & Johnson, and from 1985 to 1991, he was a sales representative for Healthdyne. He is a director of Sunwest PEO, Inc., an affiliated company. He graduated from Arizona State University in 1984 with a Bachelor of Science degree in Business Marketing.

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

     John W. Frasco has been the managing partner of Frasco & Caponigro, P.C., a Bloomfield Hill, Michigan-based law firm. He founded Sports Management Network, Inc. in 1988 and was a principal stockholder of that firm from 1988 to 1998. Sports Management Network, Inc. is involved in sports sponsorships, endorsement and player contracts. Mr. Frasco is the founder and was from 1980 to 1989

Chairman of Championship Auto Racing Teams, Inc. (now known as IndyCar), which is the controlling body of IndyCar racing. Mr. Frasco has owned and operated racing events in Atlanta, New York, Miami, Las Vegas and Vancouver, British Columbia.

     J. Richard Corley has been the Chief Executive Officer and owner of Bowl New England, an operator of 18 bowling centers in six northeastern states since 1968. A graduate of St. Michaels College, Mr. Corley served as a pilot and navigator in the United States Air Force from 1959-1973. He served as a commissioner for Burlington International Airport from 1982-1998, spending the last eight years as that group's Chairman. Mr. Corley is currently on the Board of Directors of Howard Bank and is a Trustee Emeritus for Champlain College.

     Richard C. Whelan has been an employee since June 1995 of The Monolith Limited Partnership, an investment firm and a principal stockholder of the Company, where he is responsible for investor relations, assistance in capital formation and assistance in evaluation of acquisitions. From 1992 to June 1995 he was employed by Franklin-Lord, Inc., a Phoenix-Arizona-based stock brokerage firm as a registered representative and Chief Executive Officer. Mr. Whelan was fined, censured and suspended for five days from selling securities by the NASD and was fined, censored and his securities license was canceled by the Arizona Corporation Commission. He graduated from Arizona State University with a Bachelor of Science degree.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

                                       Summary Compensation Table

                                                            Annual Compensation (1)
                                                            -----------------------
           (a)                                                       (e)               (f)
   Name and Principal         (b)        (c)            (d)         Stock          Other Annual
        Position              Year      Salary($)      Bonus($)     Options       Compensation($)
        --------              ----      ---------      --------     -------       ---------------

William G. Meris,             1997            0           0         5,000            $40,000
   Chairman                   1998       28,460           0        15,000                  0
   Jack Youngblood,           1997       60,000      45,000        34,500                  0
   President                  1998       63,250           0             0                  0

-----------

     The Company's directors do not receive compensation for attending Board meetings but are reimbursed for out-of-pocket expenses incurred in connection therewith. The Company has entered into employment agreements with Brett L. Bouchy and Jeffrey L. Bouchy providing for annual salaries of $50,000 each through January 2002 for Brett L. Bouchy and December 1999 for Jeffrey L. Bouchy. As a part of their employment agreements, Brett L. Bouchy was granted options to purchase 950,000 shares of the Company's Class A Common Stock at $4.44 per share, and Jeffrey L. Bouchy was granted options to purchase 50,000 shares at $3.19 per share. The Company granted certain stock options to Mr. Frasco as a part of his employment. See "Item 12."

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

     The Company's Board of Directors has reserved 500,000 shares of Class A Common Stock for issuance under the Plan. The Plan is administered by the full Board of Directors, which determines which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of Class A Common Stock that may be purchased under each stock option and the stock option price.

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

         As of the date of this Report, 495,080 stock options have been granted under the Plan, exercisable at prices ranging from $2.00 to $4.75 per share.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

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


                                     Number of Shares             Percentage
           Name                     Beneficially Owned             of Class
           ----                     ------------------             --------

   William G. Meris (1)                  33,800                     .65%
   Brett L. Bouchy (2)                   67,080                    1.29%
   Jeffrey L. Bouchy (3)                 62,500                     1.2%
   Scott L. Armstrong (4)                87,765                    1.68%
   Thomas F. Winters (5)                  6,000                     .05%
   John W. Frasco (6)                   300,000                    5.52%
   J. Richard Corley                          0                       0%
   Richard C. Whelan(7)                  11,500                     .22%
   Riverlux Trust REG(8)              1,000,000                   16.31%
   The Monolith Limited               1,373,500                   21.12%
   Partnership(1)(8)(9)
   All directors and officers         2,938,645                   48.04%
   as a group (9 persons)

-----------

(1) The Monolith Limited Partnership ("Monolith") is a privately held, Delaware limited partnership which owns 1,276,500 shares of the Company's Common Stock. The General Partner of Monolith is WGM Corporation, a Delaware Corporation ("WGM"), of which William G. Meris is the President and sole principal stockholder. The amount of securities shown held by Mr. Meris represents stock options.

(2) Includes stock options to purchase 67,080 shares at $4.75 per share and 950,000 shares at $4.44 per share.

(3) Includes stock options to purchase 12,500 shares at an average exercise price of $3.47 per share.

(4) Includes stock options to purchase 87,765 at an average exercise price of $3.41 per share.

(5) Includes stock options to purchase 6,000 shares at an average exercise price of $2.89 per share.

(6) Includes stock options to purchase 150,000 shares of the Company's Class A Common Stock at $2.50 per share.

(7)  Includes stock options to purchase 7,500 shares.

(8) Excludes Monolith's option to purchase 400,000 shares of the Company's Class A Common Stock from Riverlux Trust REG and Riverlux's right to put 600,000 shares to Monolith. See "Item 12."

(9) In addition to the Class A Common Stock set forth above, the Company has issued and outstanding 1,000 shares of Class B Common Stock owned 925 shares by Monolith (92.5%) and 75 shares by Gagleard (7.5%). See "Description of Securities."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

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

In January, 1999, the Company issued to Brett L. Bouchy, its Chief Executive Officer, options to purchase 950,000 shares of its Class A Common Stock at $4.44 per share until December 2001. The options were issued in connection with a three year employment agreement executed by the Company and Mr. Bouchy and provide that 1/3 of the options vest yearly on the anniversary date of the employment agreement.

In August 1998, in connection with the sale of 1,000,000 shares of the Company's Class A Common Stock to Riverlux Trust REG at $2.00 per share, Monolith agreed at Riverlux's request to purchase from Riverlux 600,000 of the 1,000,000 shares acquired by Riverlux from the Company for $6.67 per share on or before May 9, 1999. In turn, Riverlux granted Monolith an option to purchase up to 400,000 shares of Class A Common Stock of the Company held by Riverlux commencing September 1999 at prices from $7.00 to $13.00 per share.

In October 1998 the Company retained John W. Frasco, a director, to act as its Vice President for Business Development for which the Company granted Mr. Frasco options to purchase 250,000 shares of the Company's Class A Common Stock at $2.50 per share and agreed to sell to Mr. Frasco 50,000 shares of Class A Common Stock at $2.00 per share.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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

10.05      Membership Agreement with the Arena Football League(1)

10.06      Form of Standard Player Contract(1)

10.08      Purchase Agreement for Orlando Predators(1)

10.09      Exchange Agreement for Orlando Predators' Assets(1)

10.10      Employment Agreement with Mr. Youngblood (1)

10.11      Employment Agreement with Brett L. Bouchy (3)

10.12 Agreement between Arena Football League and the Registrant to acquire the Equity Interests (2)

10.13      Form of April 1998 Promissory Note (2)

10.14      Employment Agreement with Mr. Gruden (2)

10.17      Employment Agreement with John W. Frasco

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File Number 333-31671, declared effective on December 10, 1997.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-53217 , filed on May 21, 1998.

(3)      Previously filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Orlando, Florida, on March 30, 1999.

                                            THE ORLANDO PREDATORS
                                            ENTERTAINMENT, INC.

                                            By  /s/  Brett L. Bouchy
                                                --------------------------------
                                                 Brett L. Bouchy,
                                                 President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

       Signature                   Title                           Date
       ---------                   -----                           ----

/s/  William G. Meris         Chairman of the Board of          March 30, 1999
-------------------------     Directors
William G. Meris

/s/  Brett L. Bouchy          Chief Executive Officer,          March 30, 1999
-------------------------     President and Director
Brett L. Bouchy

/s/  Jeffrey L. Bouchy        Secretary, Treasurer, Chief       March 30, 1999
-------------------------     Financial Officer and
Jeffrey L. Bouchy             Director


/s/  Mark M. Novell           Vice-President - Sales and        March 30, 1999
-------------------------     Marketing
Mark M. Novell

/s/  Scott L. Armstrong       Director                          March 30, 1999
-------------------------
Scott L. Armstrong

/s/  Thomas F. Winters, Jr.   Director                          March 30, 1999
-------------------------
Thomas F. Winters, Jr., M.D.

/s/  John W. Fracso           Vice President of Business        March 30, 1999
-------------------------     Development and Director
John W. Frasco

/s/  J. Richard Corley        Director                          March 30, 1999
-------------------------
J. Richard Corley

/s/  Richard C. Whelan        Director                          March 30, 1999
-------------------------
Richard C. Whelan