Form 10QSB
period 1999-03-31
ORLANDO PREDATORS ENTERTAINMENT INC
filed 1999-05-17
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----       OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended March 31, 1999


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----       OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from:
                               -------------------------


                        Commission File Number: 001-13217

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Florida                                        91-1796903
           -------                                        ----------
 (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                    Identification Number)

                             400 West Church Street
                             Orlando, Florida 32801
                             ----------------------
                    (Address of Principal Executive Offices)

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
                                Yes   X     No
                                    -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 17, 1999, 5,130,166 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding. Transitional Small Business Disclosure format: Yes[ ] No [X]

                      ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   FORM 10-QSB
                                      INDEX

Part I     Financial Information                                        Page

           Item 1.  Balance Sheets as of March 31, 1999 and
                    December 31, 1999                                     1

                    Statements of Operations for the three months
                    ended March 31, 1999 and 1998                         3

                    Statements of Cash Flows for the three months
                    ended March 31, 1999 and 1998                         4

                    Notes to Financial Statements                         5

           Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         7

Part II    Other Information and Signatures                              10

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 BALANCE SHEETS
                                     ASSETS
                                     ------

                                                      March 31,     December 31,
                                                        1999            1998
                                                     -----------    ------------
                                                     (Unaudited)
CURRENT ASSETS:
     Cash                                            $   418,300     $   117,188
     Accounts receivable, sponsorships                 1,094,000         220,311
     Accounts receivable, sponsorships,
      related parties                                     25,000            --
     Accounts receivable, related party                   76,183         106,734
     AFL receivable, current portion                      43,006          33,398
     AFL interest income receivable                      112,350            --
     Inventory                                            32,710          20,585
     Receivable from employees                            76,874          45,135
     Prepaid expenses                                    967,394         256,561
                                                     -----------     -----------

                  Total Current Assets                 2,845,817         799,912

PROPERTY AND EQUIPMENT, at cost, net                     239,747         243,997

EQUITY INVESTMENT IN AFL                               4,032,650       4,032,650

AFL RECEIVABLE, net of current portion                 1,913,419       1,923,027

MEMBERSHIP COST, net                                   1,882,075       1,894,512

OTHER TANGIBLES, net                                      29,303          34,474

RESTRICTED INVESTMENT                                    100,000         100,000

OTHER ASSETS                                               7,344           2,544
                                                     -----------     -----------

              Total Assets                           $11,050,355     $ 9,031,116


                                                     ===========     ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                           BALANCE SHEETS (Continued)
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     March 31,      December 31,
                                                        1999           1998
                                                   ------------    -------------
                                                    (Unaudited)

CURRENT LIABILITIES:
     Accounts payable and accrued expenses         $    374,983    $    268,221
     Accounts payable and accrued expenses
      related parties                                      --            25,661
     Accrued interest, related party                      6,671           6,671
     Deferred revenue                                 2,492,514         643,672
                                                   ------------    ------------

                  Total Current Liabilities           2,874,168         944,225
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, 1,500,000 shares
        authorized; none
        issued or outstanding                              --              --
     Class A Common stock, 15,000,000 shares
        authorized; 5,130,166 and 5,050,000
        issued and outstanding                       10,020,733       9,867,150
     Class B Common Stock, 1,000 shares
        authorized; 1,000 issued and outstanding          5,000           5,000
     Additional paid in capital                          77,940          77,940
     Accumulated (deficit)                           (1,927,486)     (1,863,199)
                                                   ------------    ------------

                  Total Stockholders' Equity          8,176,187       8,086,891
                                                   ------------    ------------

     Total Liabilities and Stockholders' Equity    $ 11,050,355    $  9,031,116
                                                   ============    ============



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                For the Three   For the Three
                                                Months Ended    Months Ended
                                                March 31,1999   March 31,1998
                                                -------------   -------------
                                                 (Unaudited)    (Unaudited)

REVENUES:
   Ticket revenues                                $      --      $      --
   Concession revenues                                   --             --
   Play-off game ticket revenues                         --             --
   Play-off game revenue sharing                         --             --
   Local television and radio
     broadcast rights                                    --             --
   Advertising and promotions                           3,171          2,792
   Advertising and promotions,
     related party                                       --             --
   League revenue                                        --             --
   Telemarketing income                                46,989           --
                                                  -----------    -----------

               Total Revenues                          50,160          2,792
                                                  -----------    -----------

COSTS AND EXPENSES:
   Operations                                           2,444          1,911
   Operations, related party                             --             --
   Playoff expenses                                      --             --
   Selling and promotional expenses                      --             --
   League assessments                                    --             --
   General and administrative                         157,267        208,048
   Telemarketing expenses                              46,746           --
   Amortization                                        17,608         17,608
   Depreciation                                         4,250          3,876
                                                  -----------    -----------

 Total Costs and Expenses                             228,315        231,443
                                                  -----------    -----------

OPERATING (LOSS)                                     (178,155)      (228,651)
                                                  -----------    -----------

OTHER INCOME (EXPENSE):
   Interest expense                                      --             (400)
   Interest income                                      1,518         24,484
   Interest income, AFL                               112,350           --
   Other                                                 --              452
                                                  -----------    -----------
                Net Other Income (Expense)            113,868         24,536
                                                  -----------    -----------

NET (LOSS)                                        $   (64,287)   $  (204,115)
                                                  ===========    ===========

NET (LOSS) PER SHARE - BASIC                      $     (0.01)   $     (0.08)
                                                  ===========    ===========

Weighted Average Number of
   Common Shares Outstanding                        5,095,520      2,480,000
                                                  ===========    ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                           STATEMENTS OF CASH FLOWS
                                           ------------------------

                                                                                   For the Three        For the Three
                                                                                    Months Ended         Months Ended
                                                                                    March 31,1999        March 31,1998
                                                                                    -------------        -------------
                                                                                     (Unaudited)          (Unaudited)
Cash Flows From Operating Activities:
      Net income (loss)                                                              $   (64,287)         $  (204,115)
      Adjustments to reconcile net income (loss) to net cash (used)
         by operating activities:
                  Depreciation and amortization                                           21,858               21,484
                  Loss from equity interest in AFL                                          --                   --
                  Stock options issued to consultants                                       --                   --
                  Changes in assets and liabilities:
                  Accounts receivable, sponsorships                                     (873,689)            (645,207)
                  AFL interest income receivable                                        (112,350)                --
                  Employee receivable                                                    (31,739)             (21,071)
                  Inventories                                                            (12,125)              (1,420)
                  Prepaid expenses                                                      (710,833)            (365,683)
                  Accounts receivable, related parties                                     5,551
                  Other assets                                                            (4,800)              (2,236)
                  Accounts payable and accrued expenses                                  106,762             (222,248)
                  Accounts payable and accrued expenses, related party                   (25,661)                --
                  Deferred revenue                                                     1,848,842            1,382,673
                                                                                     -----------          -----------

                  Net Cash (Used) By Operating Activities                                147,529              (57,823)
                                                                                     -----------          -----------

Cash Flows From Investing Activities:

                  Purchase of equipment                                                     --                 (1,485)
                  Sale of equipment                                                         --                    548
                                                                                     -----------          -----------

                  Net Cash Provided (Used) By Financing Activities                          --                   (937)
                                                                                     -----------          -----------

Cash Flows From Financing Activities:
                  Bridge loans                                                              --                150,000
                  Proceeds from issuance of Class A Common Stock                         175,333                 --
                  Payment of loan fees                                                      --                 (5,000)
                  Payment of acquisitions costs                                             --                 (3,060)
                  Payment of offering costs                                              (21,750)             (25,000)
                                                                                     -----------          -----------

                  Net Cash Provided (Used) By Financing Activities                       153,583              116,940
                                                                                     -----------          -----------

                  Net Increase (Decrease) in Cash and Cash Equivalents                   301,112               58,180

                  Cash and Cash Equivalents at Beginning of Period                       117,188            2,255,678
                                                                                     -----------          -----------

                 Cash and Cash Equivalents at End of Period                          $   418,300          $ 2,313,858
                                                                                     ===========          ===========

Supplemental Disclosure of Cash Flow Information:
                  Cash paid during the period for:
                       Interest                                                      $      --            $    99,083

                                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                                                                                    4


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

     In the opinion of management, the unaudited interim financial statements for the period ended March 31, 1999 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

     The results for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 1998.

     Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current year.

NOTE 2 - CONTINGENCIES

     The AFL is party to a number of lawsuits arising in the normal course of business. The Company is contingently liable for its share of the outcomes. In the opinion of management, the resolution of these matters will not have a material effect on the Company's financial position.

     In August 1998, Monolith Limited Partnership ("Monolith"), the majority stockholder of the Company, entered into an agreement with a stockholder of the Company, who purchased 1,000,000 shares of the Company's Class A voting Common Stock for $2,000,000. The agreement requires Monolith to purchase 600,000 shares of the Company's Class A voting Common Stock from the stockholder for $4,000,000, at the stockholder's option, through May 9, 1999. The stockholder is also a partner in Monolith. Generally accepted accounting principles requires the Company's sale of stock to be accounted for as a borrowing, and any difference between the sale proceeds and the option price be accrued as interest expense, if it is probable that the option will be exercised. The stockholder exercised the put option in May 1999 to avoid a lapse of the put right. The stockholder then agreed to rescind the exercise for consideration of receiving an extension of the put right until March 30, 2001. At present, management believes that it is not probable that the put option will be exercised in the future. If it were probable that the put option would be exercised, the Company would reclassify $1,200,000 of common stock to debt and record interest expense and a corresponding increase to additional paid in capital of $3,000,000.

NOTE 3 - PURCHASE OF EQUITY INTERESTS IN THE AFL

     In August 1998, the Company acquired two, non-voting, equity interests in the Arena Football League, Inc. ("AFL") for $6,000,000 plus acquisition costs. Each similar equity interest entitles the Company to share equally with each other member in AFL revenues. The AFL guarantees to pay the Company at least $480,000 per year until the Company receives an aggregate of $6,000,000 through League distribution. If the Company receives $6,000,000 within one year from the closing of the purchase, one equity interest returns to the League and one equity interest remains with the Company without any guaranteed rate of return. Once the Company receives an aggregate of $6,000,000, the Company will participate in all League revenues, expenses and liabilities with respect to the two equity interests.

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

     During the year ended December 31, 1998 the Company's recorded a loss from its equity interest in the AFL of $38,786 based upon its equity share of the AFL of approximately 10.5% and received $9,546 in principal payments and $150,454 in interest income. The Company's share of the AFL activity during the three months ended March 31, 1999 was immaterial and accordingly, no gain (loss) with respect to its equity interest has been reflected in the accompanying financial statements.

NOTE 4 - OPERATING SEGMENTS

     The Company organizes its business units into two reportable segments: football operations and telemarketing services. The football operations segment operates the AFL team and the telemarketing services segment provides telemarketing services to a related party and other sports franchises.

     The Company's reportable business segments are strategic business units that offer different products and services. The segments are managed together because they utilize similar resources within the Company. There were no reportable segments during the period ended December 31, 1997. All assets of the Company relate to the football operations segment. Telemarketing activity during the three months ended March 31, 1998 was immaterial. Segment information for the three months ended March 31, 1999 was as follows:



                           Net        Operating     Identifiable      Capital
                         Revenues       Loss          Assets        Expenditures
                         --------       ----          ------        ------------

Football Operations      $   3,171    $ (178,398)   $  10,851,997     $   --
Telemarketing Services      46,989           243          198,358         --
                         ---------    ----------    -------------     --------

                         $  50,160    $ (178,155)   $  11,050,355     $   --
                         =========    ==========    =============     ========

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is in the sports entertainment business and (i) owns and operates the Orlando Predators (the "Predators" or the "team"), a professional arena football team of the Arena Football League (the "AFL" or the "League") and
(ii) owns an additional 10.5% net revenue interest in the League (in addition to its League ownership through the Predators). Arena football is played in an indoor arena on a padded 50-yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

     The Company's strategy is to participate through the operation of the Predators and through its league ownership in what the Company believes will be continued significant growth of the AFL which in turn is expected to result in increased revenue to the Company generated from (i) national (League) and regional (team) broadcast contracts, (ii) national league sponsorship contracts,
(iii) the sale of additional League Membership fees, and (iv) increased fan attendance at AFL games including Predators' games, together with appreciation in the value of the Predators as an AFL team. The trend toward ongoing League growth was recently evidenced by a February 1999 announcement by the National Football League ("NFL") that it had obtained an option to purchase up to 49.9% of the League.

     At the team level, the Company's strategy is to increase fan attendance at Predators' home games, expand the Predators' advertising and sponsorship base, and contract with additional local and regional broadcasters to broadcast Predators' games.

     The Company currently derives substantially all of its revenue from the arena football operations of the Predators. This revenue is primarily generated from (i) the sale of tickets to the Predators' home games, (ii) the sale of advertising and promotions to Predator sponsors, (iii) the sale of local and regional broadcast rights to Predators' games, (iv) the Predators' share of League contracts with national broadcast organizations and expansion team fees paid through the AFL, (v) the sale of merchandise carrying the Predators' logos and (vi) concession sales at Predators' home games. A large portion of the Company's annual revenue is determinable at the commencement of each football season based on season ticket sales and contracts with broadcast organizations and team sponsors.

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

Results of Operations
---------------------

Three months ended March 31, 1999 compared to the three months ended March 31, 1998

     Revenues. Revenues for the three months ended March 31, 1999 were $50,160 which represented an increase of $47,368 compared to revenue of $2,792 for the three months ended March 31, 1998.

     The telemarketing division generated revenue of $46,989 for the three months ended March 31, 1999 compared to $0 for the three months ended March 31, 1998. This division produced revenue from selling season tickets for the Tampa Bay Storm of the AFL. The Company anticipates the expansion of this division in the future to other teams in the AFL, Arena Football2 ("AF2") and minor league hockey teams.

     The remaining amount of revenue was generated from the sale of Predator merchandise.

     General and Administrative Expenses. General and administrative expenses were $157,267 for the three months ended March 31, 1999, a decrease of $50,781 or 24% compared to $208,048 for the three months ended March 31, 1998. The majority of this decrease can be attributed to reduced administrative payroll.

     Telemarketing Expense. The telemarketing segment incurred expenses in the amount of $46,746. These costs were associated with operations of this segment.

     Interest Income. Interest income for the three months ended March 31, 1999 was $113,868 compared to $24,484 for the three months ended March 31, 1998. The increase can be attributed to the interest related to the receivable recorded from the League.

Liquidity and Capital Resources
-------------------------------

     Historically, the Company has financed net operating losses primarily with loans from the team's former managing general partners and the sale of its securities.

     During April 1998, the Company completed an offering of 40 units, with each unit consisting of one $450,000 promissory note bearing interest at 7% per annum and 4,000 warrants to purchase the Company's Class A Common Stock expiring December 31, 2001. The notes were due on the earlier of December 31, 2001 or the closing date of a public offering in excess of $5,000,000. A commission of $95,000 was paid in connection with the transaction. Of the $2,000,000 (40 units) promissory notes, $1,050,000 (21 units) was sold to current stockholders or directors, including $850,000 (17 units) to Monolith. Notes of $755,000 and accrued interest of $5,573 were converted to 304,229 shares of the Company's Class A Common Stock in the August 31, 1998 private placement. The remaining notes payable and accrued interest of $1,295,774 were paid on September 1, 1998.

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

     In October 1998, the Company completed another private placement offering. It consisted of one investor totaling $250,000 ($2.50 per share), with commissions of 15% or $37,500 paid for 100,000 shares of Class A Common Stock. These proceeds were used to fund current operations.

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

     On November 5, 1998, the Company received a payment from the League in the amount of $672,791. This payment represented the principle payment of $9,546 and interest of $150,454, as well as a distribution from the League in the amount of $512,791.

     In January and February 1999, the Company completed another private placement offering. It consisted of three investors totaling $145,000 ($2.50-$3.00 per share), with commissions of 15% or $21,750 paid for 75,000 shares of Class A common stock. These proceeds were used to fund current operations.

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

     The Company is developing contingency plans to identify and mitigate potential problems and disruptions to the Company's operations arising from the Year 2000 issue. This phase is expected to be completed by May 1999. The total cost to achieve Year 2000 compliance was $39,000, which was invested on a new networked computer system.

     While the Company believes that its own internal assessment and planning efforts with respect to its external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Company's operations.

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Form 8-K

     Effective January 26, 1999, Brett L. Bouchy joined Orlando Predators Entertainment, Inc. in the capacities of President and Chief Executive Officer of the Company, pursuant to a 35 month employment agreement ("Agreement") which calls for an annual salary of $50,000 and options to purchase 950,000 shares of common stock at $4.4375 per share. Bouchy additionally has options to purchase 67,080 shares of common stock at $4.75 per share which he received in a previous employment agreement with the Company whereby he served as a Business Strategist. Bouchy is also a Director of the Company.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date:  May 17, 1999                THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   -----------------------------------------
                                   Registrant


                                   /S/ Jeffrey L. Bouchy
                                   ---------------------------------------------
                                   Jeffrey L. Bouchy
                                   Chief Financial Officer