Form 10QSB
period 1999-06-30
ORLANDO PREDATORS ENTERTAINMENT INC
filed 1999-08-16
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the Transition Period from:
                                          -------------------------------------

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

                             400 West Church Street
                             Orlando, Florida 32801
                     --------------------------------------
                    (Address of Principal Executive Offices)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 13, 1999, 5,133,499 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

Transitional Small Business Disclosure format:  Yes[  ]  No [X]

                      ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   FORM 10-QSB
                                      INDEX

Part I     Financial Information                                        Page

     Item 1.  Financial Statements:

     Balance Sheets as of June 30, 1999 and December 31, 1998            3

     Statements of Operations for the three and six months ended
         June 30, 1999 and 1998                                          5

     Statements of Cash Flows for the six months
         ended June 30, 1999 and 1998                                    6

     Notes to Financial Statements                                       7

     Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9

Part II    Other Information and Signatures                             15




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 BALANCE SHEETS
                                 --------------

                                     ASSETS
                                     ------
                                                        June 30,    December 31,
                                                         1999           1998
                                                      ----------    ------------

CURRENT ASSETS:
     Cash                                            $   643,943     $   117,188
     Accounts receivable, sponsorships                   468,738         214,816
     Accounts receivable, related party                   54,417         106,734
     AFL receivable, current portion                      62,721          42,944
     Accrued interest receivable, AFL                    374,705         150,454
     Inventory                                            47,057          20,585
     Receivable from employees                            33,773          45,135
     Prepaid expenses                                    407,764         256,561
                                                     -----------     -----------

                  Total Current Assets                 2,093,118         954,417

PROPERTY AND EQUIPMENT, at cost, net                     325,358         230,214

EQUITY INVESTMENT IN AFL                               4,032,650       4,032,650

AFL RECEIVABLE, net of current portion                 1,903,250       1,923,027

MEMBERSHIP COST, net                                   1,869,639       1,894,512

OTHER INTANGIBLES, net                                    24,132          34,474

RESTRICTED INVESTMENT                                    100,000         100,000

DEFERRED ACQUISITION COSTS                                12,153            --

OTHER ASSETS                                              73,344           2,544
                                                     -----------     -----------

                                                     $10,433,644     $ 9,171,838
                                                     ===========     ===========





                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                  BALANCE SHEETS (Continued)
                                  -------------------------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------


                                                                    June 30,               December 31,
                                                                      1999                     1998
                                                                  ------------             ------------
CURRENT LIABILITIES:
     Accounts payable and accrued expenses                        $    461,607             $    322,070
     Accounts payable, related parties                                    --                     25,661
     Accrued interest, related party                                     8,014                    6,671
     Note payable, related party                                       350,000                     --
     Deferred revenue                                                  942,542                  643,672
                                                                  ------------             ------------

                  Total Current Liabilities                          1,762,163                  998,074
                                                                  ------------             ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, 1,500,000 shares authorized;  none
       issued or outstanding                                              --                       --
     Class A Common stock, 15,000,000 shares
       authorized; 5,130,166 and 5,050,000 issued
       and outstanding                                              10,020,733                9,867,150
     Class B Common Stock, 1,000 shares authorized;
       1,000 issued and outstanding                                      5,000                    5,000
     Additional paid-in capital                                      2,879,940                2,879,940
     Accumulated (deficit)                                          (4,234,192)              (4,578,326)
                                                                  ------------             ------------


                  Total Stockholders' Equity                         8,671,481                8,173,764
                                                                  ------------             ------------

                                                                  $ 10,433,644             $  9,171,838
                                                                  ============             ============




                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                              THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------

                                              For the Three       For the Three      For the Six          For the Six
                                              Months Ended        Months Ended       Months Ended        Months Ended
                                              June 30, 1999       June 30, 1998      June 30, 1999       June 30, 1998
                                              -------------       -------------      -------------       -------------
REVENUE:
   Ticket revenues                              $   955,466        $   913,428        $   955,466        $   913,428
   Local television and radio broadcast
    rights                                           34,250             42,028             34,250             42,028
   Advertising and promotions                       855,134            430,268            858,305            433,060
   Advertising and promotions,
    related party                                    34,250             68,750             34,250             68,750
   Concession income                                 72,863             70,541             72,863             70,541
   League revenue                                   547,858             67,301            547,858             67,301
   Telemarketing revenue                              7,486               --               54,476               --
   Telemarketing revenue, related party               6,400               --                6,400
   Other                                             11,159             17,085             11,159             17,085
                                                -----------        -----------        -----------        -----------

       Total Revenue                              2,524,866          1,609,401          2,575,027          1,612,193
                                                -----------        -----------        -----------        -----------

COSTS AND EXPENSES:
   Operations                                     1,166,895          1,046,409          1,169,339          1,048,320
   Operations, related party                          5,654               --                5,654               --
   Selling and promotional
    expenses                                        701,374            345,648            701,374            345,648
   League assessments                                87,312             49,153             87,312             49,153
   General and administrative                       204,517            277,500            361,784            485,548
   Telemarketing expenses                             7,481               --               54,228               --
   Telemarketing expenses, related
    party                                             6,255               --                6,255               --
   Amortization                                      17,607             17,608             35,215             35,216
   Depreciation                                      29,958             21,743             34,208             25,619
   Loss on disposal of equipment                      9,601               --                9,601               --
                                                -----------        -----------        -----------        -----------

       Total Costs and Expenses                   2,236,654          1,758,061          2,464,970          1,989,504
                                                -----------        -----------        -----------        -----------

OPERATING INCOME (LOSS)                             288,212           (148,660)           110,057           (377,311)
                                                -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE):
   Interest expense                                    --              (16,272)              --              (16,672)
   Interest expense, related party                   (1,342)           (17,021)            (1,342)           (17,021)
   Interest income                                    2,638             29,120              4,156             53,604
   Interest income, AFL                             111,901               --              224,251               --
   Other income                                       7,012               --                7,012                452
                                                -----------        -----------        -----------        -----------

       Net Other Income (Expense)                   120,209             (4,173)           234,077             20,363
                                                -----------        -----------        -----------        -----------

NET INCOME (LOSS)                               $   408,421        $  (152,833)       $   344,134        $  (356,948)
                                                ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER SHARE -
 BASIC                                          $       .08        $      (.06)       $       .07        $      (.14)
                                                ===========        ===========        ===========        ===========

Weighted Average Number of Common
 Shares Outstanding                               5,131,166          2,480,000          5,113,442          2,480,000
                                                ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER SHARE -
 FULLY DILUTED                                  $       .08                           $       .07
                                                ===========                           ===========

Weighted Average Number of
 Shares Outstanding, fully diluted                5,196,930                             5,179,206
                                                ===========                           ===========

                                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                            THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                    STATEMENTS OF CASH FLOWS
                                    ------------------------

                                                                  For the Six             For the Six
                                                                  Months Ended            Months Ended
                                                                 June 30, 1999           June 30, 1998
                                                                 -------------           -------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net income (loss)                                             $   344,134              $  (356,948)
   Adjustments to reconcile net (loss) to
    net cash from operating activities:
       Depreciation and amortization                                  69,423                   60,683
       Loss on disposal of equipment                                   9,601                     --
       Changes in assets and liabilities:
       Accounts receivable                                          (253,922)                (273,588)
       Accounts receivable, related party                             52,317                     --
       Employee receivables                                           11,362                  (11,181)
       Accrued interest receivable, AFL                             (224,251)                    --
       Inventory                                                     (26,472)                 (26,510)
       Prepaid expenses                                             (151,203)                (258,291)
       Other assets                                                  (70,800)                  (3,436)
       Accounts payable and accrued expenses                         139,537                   50,070
       Accounts payable, related party                               (25,661)                    --
       Accrued interest payable, related party                         1,343                     --
       Deferred revenue                                              298,870                  360,871
                                                                 -----------              -----------

           Net Cash (Used) by Operating Activities                   174,278                 (458,330)
                                                                 -----------              -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of equipment                                          (138,953)                 (15,058)
     Payment of acquisition costs                                    (12,153)              (3,512,408)
                                                                 -----------              -----------

           Net Cash (Used) by Investing Activities                  (151,106)              (3,527,466)
                                                                 -----------              -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Proceeds from issuance of Class A common stock                  175,333                     --
     Note payable - related party                                    350,000                1,100,000
     Payment for deferred offering costs                                --                   (167,586)
     Deferred offering costs from discontinued offering                 --                     39,065
     Bridge loans                                                       --                    950,000
     Payment of loan fees                                               --                    (70,000)
     Payment of offering costs                                       (21,750)                    --
                                                                 -----------              -----------

           Net Cash Provided by Financing Activities                 503,583                1,851,479
                                                                 -----------              -----------

INCREASE (DECREASE) IN CASH                                          526,755               (2,134,317)

CASH, beginning of period                                            117,188                2,255,678
                                                                 -----------              -----------

CASH, end of period                                              $   643,943              $   121,361
                                                                 ===========              ===========
Supplementary information:

CASH PAID FOR INTEREST                                           $      --                $    99,083
                                                                 ===========              ===========


                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                  6

ITEM 2.                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                               NOTES TO FINANCIAL STATEMENTS
                               -----------------------------



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

In the opinion of management, the unaudited interim financial statements for the period ended June 30, 1999 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the six months ended June 30, 1999 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 1998.

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

NOTE 3 - OPERATING SEGMENTS

The Company organizes its business units into two reportable segments: football operations and telemarketing services. The football operations segment operates the AFL team and the telemarketing services segment provides telemarketing services to a related party and other sports franchises.

ITEM 2.                 THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                               NOTES TO FINANCIAL STATEMENTS


NOTE 3 - OPERATING SEGMENTS (Continued)

The Company's reportable business segments are strategic business units that offer different products and services. The segments are managed together because they utilize similar resources within the Company. All assets of the Company relate to the football operations segment. Telemarketing activity during the six months ended June 30, 1998 was immaterial. Segment information for the six months ended June 30, 1999 was as follows:


                                        Net                Operating            Identifiable            Capital
                                     Revenues               Income                Assets              Expenditures
                                     --------               ------                ------              ------------

 Football operations               $    2,514,151        $      109,664        $   10,379,227        $      138,953
 Telemarketing services                    60,876                   393                54,417                -
                                    -------------        --------------        --------------        --------------

                                   $    2,575,027        $      110,057        $   10,433,644        $      138,953
                                   ==============        ==============        ==============        ==============


NOTE 4 - MONOLITH LIMITED PARTNERSHIP PUT AGREEMENT

In August, 1998, Monolith Limited Partnership ("Monolith"), a major stockholder of the Company, entered into an agreement with a stockholder (who is also a partner in Monolith), who purchased 1,000,000 shares of the Company's Class A common stock for $2,000,000. The agreement requires Monolith to purchase 600,000 shares of the Company's Class A common stock from the stockholder for $4,000,000 at the stockholder's option. The agreement was amended in May 1999, to extend the period of exercise through March 2001. Generally accepted accounting principles require that the Company record a capital contribution from Monolith of $2,802,000 on the date of the transaction, with a corresponding charge to retained earnings. This amount is also reflected as an addition to net loss in computing net loss attributable to common stockholders, in the earnings per share computation. On July 13, 1999, the option agreement for 275,000 of the 600,000 shares was exercised. In consideration for $550,000 paid by Monolith to the stockholder, as a cancellation fee, the stockholder agreed to terminate its put right for the remaining shares.

NOTE 5 -INCOME TAXES

The Company did not record a provision for income taxes for the three and six months ended June 30, 1999 due to the utilization of net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                     General

The Company is in the sports entertainment business and (i) owns and operates the Orlando Predators (the "Predators" or the "team"), a professional arena football team of the Arena Football League (the "AFL" or the "League") and (ii) owns an additional 9.5% net revenue interest in the League (in addition to its League ownership through the Predators). Arena football is played in an indoor arena on a padded 50-yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

The Company's strategy is to participate through the operation of the Predators and through its league ownership in what the Company believes will be continued significant growth of the AFL which in turn is expected to result in increased revenue to the Company generated from (i) national (League) and regional (team) broadcast contracts, (ii) national league sponsorship contracts, (iii) the sale of additional League Membership fees, and (iv) increased fan attendance at AFL games including Predators' games, together with appreciation in the value of the Predators as an AFL team. The trend toward ongoing League growth was recently evidenced by a February 1999 announcement by the National Football League ("NFL") that it had obtained an option to purchase up to 49.9%of the League.

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

The operations of the team are year-round; however, the majority of revenues and expenses are recognized during the AFL playing season, from April through August of each year. The team begins to receive deposits in August for season tickets during the upcoming season. From August through April, the team sells season tickets and collects revenue from all such sales. Selling, advertising and promotions also take place from August through April, although these revenues are not realized until after the season begins. Single game tickets and partial advertising sponsorships are also sold during the season, primarily from April to July. Additional revenues and expenses are recognized in August from playoff games, if any.

In May 1999, the Company entered into a non-binding letter of intent to acquire United Sports Ventures, Inc. ("USV"). USV owns and operates the Quad City Mallards, the Rockford Ice Hogs and the Missouri River Otters of the United Hockey League. The Company expects to complete the acquisition by the end of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These forward-lookin statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

Results of Operations
Six Months Ended June 30, 1999 Compared To The Six Months Ended June 30, 1998

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season (April through August).

Revenues for the six months ended June 30, 1999 were $2,575,027 which represented an increase of $962,834 or 60% as compared to revenues for the period ended June 30, 1998 of $1,612,193. The increase for the six months ended June 30, 1999 was directly attributable to an increase in corporate sponsorship and merchandise revenue of $425,245 and an increase of League revenue of $480,557 due to the Chicago expansion franchise that will begin play in 2001. The team played the same number of home games in the period as last year. Ticket sales are recognized when the games are played. The lease agreement with the Orlando Arena generated $72,863 in concession income for the five home games played in this period as compared to $70,541 for the same period and games in 1998.

The telemarketing division also generated revenue of $60,876 for the six months ended June 30, 1999 compared to $0 for the six months ended June 30, 1998. The division produced revenue from selling season tickets for the Tampa Bay Storm of the AFL. The Company currently is telemarketing for the Missouri River Otters and anticipates the expansion of this division in the future to other teams in the AFL, Arena Football2 (the AFL's minor league system is expected to begin play in the 2000 season) and other minor league hockey teams.

Operating Expenses
------------------
Operating expenses of $1,169,339 increased $121,019 or 11.5% for the six months ended June 30, 1999 as compared to $1,048,320 for the six months ended June 30, 1998. Operating expenses are expensed in a 69%-31% ratio over the second and third quarter of the calendar year determined by the number of games played during the quarter.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses of $701,374 increased $355,726 or 102.9% for the six months ended June 30, 1999 compared to $345,648 for the six months ended June 30, 1998. This was primarily due to telemarketing department expenses of $127,437, which is the company's primary source of increasing and maintaining the team's season ticket base. Coinciding with the large increase in sponsorship revenue, corporate sponsorship commissions increased to $116,875 compared to approximately $37,000 in the same period in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

League Assessments
------------------
League assessments of $87,312 increased $38,159 or 77.6% for the six months ended June 30, 1999 as compared to $49,153 for the six months ended June 30, 1998. League assessments increased due the League increasing their monthly assessment to $10,000 per month in order to subsidize the League's increased overhead. The League is comprised of numerous teams who share in all league revenue and expenses. League assessments are based upon the team's share of league operating expenses and other league expenses such as legal settlements.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $361,784 decreased $123,764 or 25.5% for the six months ended June 30, 1999 compared to $485,548 for the six months ended June 30, 1998. This decrease can be primarily attributed to a restructured management that decreased payroll costs by approximately $75,000.

Interest Income/Expense
-----------------------
Interest income during the six months ended June 30, 1999 was $4,156 as compared to $53,604 for the six months ended June 30, 1998. The interest income related to the Arena Football League is due to the Nth agreement accrual of approximately $111,000 per quarter. This receivable is expected to be paid in mid-August by the League.

Interest expense during the six months ended June 30, 1999 was $0 as compared to $16,672 for the prior period. Related party interest expense was $1,342 as compared to $17,021 for the prior period. The related party interest expense during the six months ended June 30, 1999 was related to a bridge loan of $350,000, which was used for operating capital. The loan was repaid in early July 1999.

PART II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
-------------------------------
Historically, the Company has financed net operating losses primarily with loans from the team's former managing general partners and the sale of its securities.

During April 1998, the Company completed an offering of 40 units, with each unit consisting of one $450,000 promissory note bearing interest at 7% per annum and 4,000 warrants to purchase the Company's Class A Common Stock expiring December 31, 2001. The notes were due on the earlier of December 31, 2001 or the closing date of a public offering in excess of $5,000,000. A commission of $95,000 was paid in connection with the transaction. Of the $2,000,000 (40units) promissory notes, $1,050,000 (21 units) was sold to current stockholders or directors, including $850,000 (17 units) to Monolith. Notes of $755,000 and accrued interest of $5,573 were converted to 304,229 shares of the Company's Class A Common Stock in the August 31, 1998 private placement. The remaining notes payable and accrued interest of $1,295,774 were paid on September 1, 1998.

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

On November 5, 1998, the Company received a payment from the League in the amount of $672,791. This payment represented expansion revenue related to the Los Angeles expansion team that will begin play in 2000.

In January and February 1999, the Company completed another private placement offering. It consisted of three investors totaling $145,000 ($2.50-$3.00 per share), with commissions of 15% or $21,750 paid for 75,000shares of Class A common stock. These proceeds were used to fund current operations.

PART II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



On June 26, 1999, the Company received a payment from the League in the amount of $547,858. This represented expansion revenue related to the Chicago expansion team that will begin play in 2001.

In June 1999, the Monolith Limited Partnership, ("Monolith"), a major stockholder of the Company, loaned the Company $350,000, due in June 2002 with interest at 8% annually. The note was repaid in July 1999.

In July 1999, the Company issued a convertible note payable to a stockholder of the Company for $250,000, convertible at $4.38 per share, due in January 2001 with interest at 10% annually. The Company granted warrants to purchase 25,000 shares of the Company's Class A common stock at $4.38 per share, which expire in July 2002.

Year 2000 Issue
---------------

Many computer systems and other equipment with embedded chips or microprocessors may not be able to appropriately interpret dates after December 31, 1999 because such systems use only two digits to indicate a year in the datefield rather than four digits. If not corrected, many computers and computer applications could fail or create miscalculations, causing disruptions to the Company's operations. In addition, the failure of customer and supplier computer systems could result in interruption of sales and deliveries of key supplies or utilities. Because of the complexity of the issues and the number of parties involved, the Company cannot reasonably predict with certainty the nature or likelihood of such impacts.

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

The Company is in the process of implementing a plan to obtain information from its external service providers, significant suppliers and customers, and financial institutions to confirm their plans and readiness to become Year 2000 compliant, in order to better understand and evaluate how their Year 2000 issues may affect the Company's operations. The Company currently is not in a position to assess this aspect of the Year 2000 issue; however, the Company plans to take the necessary steps to provide itself with reasonable assurance that its service providers, suppliers, customers and financial institutions are Year 2000 compliant. This phase is 95% complete to date.

PART II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

PART II.  OTHER INFORMATION AND SIGNATURES

ITEM 1  LEGAL PROCEEDINGS

On December 9, 1998, Jack Youngblood, the Company's former President, filed a lawsuit against the Company in the United States Circuit Court of the Ninth Judicial Circuit in Orange County, Florida, case no. 98-10027-35. The action is entitled Herbert Jackson Youngblood III vs. Orlando Predators Entertainment, Inc., et al. The complaint as it relates to the Company, principally alleges the Company breached its employment agreement and also alleges the Company issued a defamatory press release stating that Mr. Youngblood had been placed on paid administrative leave.

The Company states that Mr. Youngblood was taken off administrative leave on November 24, 1998 and refused to return to work. Mr. Youngblood was then terminated for "job abandonment" by the Board of Directors on Monday, December 22, 1998.

The Company believes that Mr. Youngblood's claims are without merit and intends to vigorously defend the action.

In July 1999, the Arena Football League ("AFL") and all of its member teams were joined as defendants in a civil action brought by Charlotte Arena Football League, Inc., a former AFL team operator (the case is captioned Charlotte Arena Football, Ltd. et. al. vs. Arena Football League, Inc., et. al., United States District Court for the Middle District of Florida) in which the Plaintiffs seek damages for alleged violations of the Sherman Antitrust Act, for certain tortious conduct, for breach of fiduciary duties and for civil conspiracy. The complaint seeks damages against the defendants in amounts exceeding $100 million. Costs of defense and payment of any damages by the defendants will be advanced by the AFL to be shared equally by all of the AFL teams. The Company has been advised that the AFL believes the civil action is without merit and intends to vigorously defend against it.

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



Date: August 16, 1999               THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                    Registrant


                                    /s/  Jeffrey L. Bouchy
                                    -------------------------------------------
                                         Jeffrey L. Bouchy
                                         Chief Financial Officer