Form 10KSB/A
period 1998-12-31
ORLANDO PREDATORS ENTERTAINMENT INC
filed 1999-08-19
CIK 1042456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A

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


400 West Church Street
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

Summary of League Revenue and Expense

     The following table summarizes the Company's share of the revenue derived from the AFL as well as AFL assessments incurred during the last two regular seasons:

                                                               SEASON
                                                         1997           1998
                                                         ----           ----
         Revenue:
         Expansion team membership fees                $181,250      $ 799,916

         Assessments:
         Operating assessment                           125,000       120,0000
                  Other costs                            99,622          --
                                                       --------       --------
                     Total assessments                  224,622        120,000
                                                       --------       --------
         Net revenue (assessments)                     $(43,372)     $ 679,916
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

Amended Form 10-KSB
-------------------
This amended Form 10-KSB reflects the effect of a put agreement entered into by Monolith Limited Partnership ("Monolith"), a major shareholder of the Company. In August 1998, whereby Monlith arranged for the sale to a third party of 1,000,000 shares of the Company's Class A Common Stock for $2,000,000 and agreed to repurchase 600,000 of those shares for $4,000,000, at the third party's option, through May 1999. The agreement was amended in May 1999 to extend the period of exercise through March 2001. The third party is also a partner in Monolith. As a result of this transaction, the Company ]has recorded a capital contribution from Monolith of $2,802,000 and a corresponding charge to accumulated deficit capital, in the accompanying financial statements. There was no effect on income as a result of this transaction. The calculation of earnings per share has also been amended to reflect an addition to net loss, in computing the loss attributable to common stockholders, as the charge to accumulated deficit is treated similar to a preferred stock dividend. On July 13, 1999, the option agreement was exercised for 275,000 of the 600,000 shares. In consideration for $550,000 paid by Monolith to the third party as a cancellation fee, the third party agreed to terminate the put right for the remaining shares.

The Company has made the following additional adjustments to the accompanying financial statements, resulting in a net reduction of the net loss previously reported of $971,214 to $884,341:

* Reclassified amounts received from the AFL, originally reported as interest income and reduction of amounts receivable, to expansion revenue.

* Accrued sales commission in accordance with the terms of an employment contract.

*    Recorded a loss from the disposal of equipment.

*    Wrote-off certain sponsorship receivables.

* Reclassified certain general and administrative expenses to selling and promotional expenses and operations expenses.

Results of Operations

Year Ended December 31, 1998 Compared to Period Ended December 31, 1997

     Revenues. Revenues for the period ended December 31, 1998 were $3,719,329 which represented a increase of $1,021,435 or 38% as compared to revenue of $2,697,894 for the period ended December 31, 1997.

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

     Sponsorship revenue was $769,267 for the year ended December 31, 1998, an increase of $124,738 or 19% compared to $644,529 for the period ended December 31, 1997.

     League revenues were $779,916 for the year ended December 31, 1998, an increase of $618,666 or 341% compared to $181,250 for the period ended December 31, 1997 due to the two, non-voting equity interests in the AFL that the Company purchased in August 1998. The expansion Los Angeles team paid the League a fee of $5,000,000 in November, 1998.

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

     Operating Expenses. Operating expenses of $2,007,747 increased $313,818 or 19% as compared to the prior period of $1,693,929. The increase was due primarily to the increase in medical costs related to post season surgeries and increased salaries.

     Playoff Expenses. Playoff expenses of $357,121 for the year ended December 31, 1998 increased by $127,618 compared to $229,503 for the period ended December 31, 1997. This was due to the additional championship away game. In the prior year, the Company had two playoff games compared to three games for the current year.

     Selling and Promotional Expenses. Selling and promotional expenses of $625,937 for the year ended December 31, 1998 increased $239,580 or 62% as compared to $386,357for the period ended December 31, 1997 primarily due to (i) an increase in an advertising campaign of print and radio, and (ii) increased commissions paid to Orlando Predator season ticket telemarketers.

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

     General and Administrative Expenses. General and administrative expenses of $1,239,172 for the year ended December 31, 1998 increased $367,966 or 42% compared to $871,206 for the period ended December 31, 1997. This increase can be attributed to increased payroll costs of $235,894 due to an increase in the number of employees. It can also be attributed to the shorter prior period. Other increases included office operations costs of $82,301, printing expenses of $70,619, offering costs from a discontinued offering of $57,046, bridge loan fees of $95,000 and legal costs of $36,568.

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

     On November 5, 1998, the Company received a payment from the League in the amount of $672,791. This payment represented expansion revenue from the Los Angeles expansion team.

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

                                                                      Page

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




                                                 AJ. ROBBINS, P.C.
                                                 CERTIFIED PUBLIC ACCOUNTANTS
                                                       AND CONSULTANTS

Denver, Colorado
March 17, 1999, except for Note 5 G,
to which the date is July 13, 1999

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 1998
                               -----------------



                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $     117,188
     Accounts receivable, sponsorships                                   214,816
     Accounts receivable, related party                                  106,734
     AFL receivable, current portion                                      42,944
     Accrued interest receivable, AFL                                    150,454
     Inventory                                                            20,585
     Receivable from employees                                            45,135
     Prepaid expenses                                                    256,561
                                                                   -------------
                  Total Current Assets                                   954,417


PROPERTY AND EQUIPMENT, at cost, net                                     230,214


EQUITY INVESTMENT IN AFL                                               4,032,650


AFL RECEIVABLE, net of current portion                                 1,923,027


MEMBERSHIP COST, net                                                   1,894,512


OTHER INTANGIBLES, net                                                    34,474


RESTRICTED INVESTMENT                                                    100,000


OTHER ASSETS                                                               2,544
                                                                    ------------


                                                                    $  9,171,838
                                                                    ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                            BALANCE SHEET (Continued)
                               DECEMBER 31, 1998
                               -----------------




                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $   322,070
     Accounts payable and accrued expenses, related parties              25,661
     Accrued interest, related party                                      6,671
     Deferred revenue                                                   643,672
                                                                    -----------

                  Total Current Liabilities                             998,074
                                                                    -----------



COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY:
     Preferred stock, 1,500,000 shares
       authorized;  none - issued or outstanding                          --
     Class A Common stock, 15,000,000 shares
       authorized;  5,050,000 issued and
       outstanding                                                    9,867,150
     Class B Common Stock, 1,000 shares
       authorized, 1,000 issued                                           5,000
       and outstanding
     Additional paid-in capital                                       2,879,940
     Accumulated (deficit)                                           (4,578,326)
                                                                    -----------

                  Total Stockholders' Equity                          8,173,764
                                                                    -----------

                                                                    $ 9,171,838
                                                                    ===========




                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                        STATEMENTS OF OPERATIONS
                                FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                             FOR THE PERIOD FEBRUARY 14 TO DECEMBER 31, 1997
                             -----------------------------------------------


                                                                     1998                    1997
                                                                 -----------              -----------
REVENUES:
     Ticket revenues                                             $ 1,534,440              $ 1,542,577
     Concession income                                               122,866                     --
     Play-off game ticket revenues                                   130,762                  140,318
     Play-off game revenue sharing                                    95,000                   45,000
     Local television and radio broadcast rights                      76,752                   87,632
     Advertising and promotions                                      669,267                  644,529
     Advertising and promotions, related party                       100,000                   50,000
     League revenue                                                  799,916                  181,250
     Telemarketing income, related party                             130,600                     --
     Other                                                            59,726                    6,588
                                                                 -----------              -----------

              Total Revenues                                       3,719,329                2,697,894
                                                                 -----------              -----------

COSTS AND EXPENSES:
     Operations                                                    2,007,747                1,693,929
     Operations, related party                                        11,197                    5,362
     Playoff expenses                                                357,121                  229,503
     Selling and promotional expenses                                625,937                  386,357
     League assessments                                              120,000                  224,622
     General and administrative                                    1,239,172                  871,206
     Telemarketing expenses                                          220,107                     --
     Amortization                                                     70,432                   52,496
     Depreciation                                                     43,610                   32,402
     Loss from disposal of equipment                                  13,783                     --
                                                                 -----------              -----------

              Total Costs and Expenses                             4,709,106                3,495,877
                                                                 -----------              -----------

OPERATING (LOSS)                                                    (989,777)                (797,983)
                                                                 -----------              -----------

OTHER INCOME (EXPENSE):
     Interest expense                                                (29,162)                  (2,520)
     Interest expense, related party                                 (34,256)                (104,083)
     Interest income                                                  57,186                   12,601
     Interest income, AFL                                            150,454                     --
     Loss from equity investment in AFL                              (38,786)                    --
                                                                 -----------              -----------
              Net Other Income (Expense)                             105,436                  (94,002)
                                                                 -----------              -----------

NET (LOSS)                                                          (884,341)                (891,985)

EFFECT OF MONOLITH LIMITED PARTNERSHIP PUT AGREEMENT              (2,802,000)                    --
                                                                 -----------              -----------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                     $(3,686,341)             $  (891,985)
                                                                 ===========              ===========

NET (LOSS) PER SHARE                                             $     (1.09)             $      (.61)
                                                                 ===========              ===========

Weighted Average Number of Common Shares Outstanding               3,374,836                1,463,796
                                                                 ===========              ===========


                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                             THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                             FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                                              FOR THE PERIOD ENDED DECEMBER 31, 1997
                                              --------------------------------------

                                     Class A Common Stock         Class B Common Stock     Additional
                                    -----------------------      ----------------------     Paid-In     Accumulated
                                      Shares       Amount          Shares      Amount       Capital      (Deficit)         Total
                                    ----------  -----------      ---------  -----------     -------      ---------      -----------

Class A Common Stock
 issued in exchange
 for ownership of the
 Predators                          1,276,500   $   438,087          --     $      --     $      --      $      --      $   438,087

Class A Common Stock
 issued for cash                      103,500        49,709          --            --            --             --           49,709

Class B Common Stock
 issued for conversion of
 accrued interest payable                --            --           1,000         5,000          --             --            5,000

Class A Common Stock
 issued net of offering
 cossts of $1,126,089               1,100,000     4,373,911          --            --            --             --        4,373,911

Net (loss)                               --            --            --            --            --         (891,985)      (891,985)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balances,                           2,480,000     4,861,707         1,000         5,000          --         (891,985)     3,974,722
   December 31, 1997

Class A  Common Stock
 issued in private placemments,
 net of offering
 costs of $794,556                  2,570,000     5,005,443          --            --            --             --        5,005,443

Stock options issued
 to consultants                          --            --            --            --          77,940           --           77,940

Effect of Monolith
 Limited Partnership
 Put Agreement                           --            --            --            --       2,802,000    (2,802,000)          --

Net (loss)                               --            --            --            --            --         (884,341)      (884,341)
                                  -----------   -----------   -----------   -----------   -----------    -----------    -----------

Balances,                           5,050,000   $ 9,867,150         1,000   $     5,000   $ 2,879,940    $(4,578,326)   $ 8,173,764
 December 31, 1998
                                  ===========   ===========   ===========   ===========   ===========    ===========    ===========





                                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS





                             THE ORLANDO PREDATORS ENTERTAINMENT,INC.
                                    STATEMENTS OF CASH FLOWS
                             FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                          FOR THE PERIOD FEBRUARY 14 TO DECEMBER 31, 1997



                                                                             1998                   1997
                                                                         ------------           ------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Net (loss)                                                          $  (884,341)           $  (891,985)
     Adjustments to reconcile net (loss)
      to net cash from operating activities:
         Loss from disposal of equipment                                      13,783                   --
         Depreciation and amortization                                       114,042                 84,898
         Loss from equity interest in AFL                                     38,787                   --
         Stock options issued to consultants                                  77,940                   --
     Changes in assets and liabilities:
         Accounts receivable, sponsorships                                  (214,816)               688,956
         Accrued interest receivable                                        (150,454)                  --
         Employee receivables                                                  6,582                (46,256)
         Inventory                                                            (5,926)                 5,326
         Prepaid expenses                                                   (162,427)                (1,693)
         Accounts receivable, related party                                 (106,734)                  --
         Other assets                                                         (1,636)                  (908)
         Accounts payable                                                    (29,062)               109,182
         Accrued expenses                                                    183,777                 15,612
         Accounts payable, related party                                     (54,447)                80,108
         Accrued expenses, related party                                     (86,839)               104,083
         Due to AFL                                                             --                   (8,000)
         Deferred revenue                                                    186,029               (830,544)
                                                                         -----------            -----------

                Net Cash (Used) by Operating Activities                   (1,075,742)              (691,221)
                                                                         -----------            -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of equipment                                                   (25,758)               (27,130)
     Sale of equipment                                                           548                   --
     Investment in AFL                                                    (4,071,437)                  --
     Issuance of AFL receivable                                           (1,965,971)                  --
     Collections on AFL receivable                                              --                     --
     Investment in certificate of deposit                                       --                 (100,000)
     Payments for contract purchase                                             --                  (62,054)
                                                                         -----------            -----------

                Net Cash (Used) by Investing Activities                   (6,062,618)              (189,184)
                                                                         -----------            -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Proceeds from loans from stockholders                                   316,000              1,080,000
     Proceeds from issuance of notes payable to related parties            1,050,000                   --
     Repayments of loans from stockholders                                  (316,000)            (2,317,828)
     Repayment of notes payable                                             (200,000)                  --
     Proceeds from issuance of notes payable                                 950,000                   --
     Proceeds from issuance of Class A Common Stock                        5,039,426              5,500,000
     Repayment of notes payable to related parties                        (1,045,000)                  --
     Payment of offering costs                                              (794,556)            (1,126,089)
                                                                         -----------            -----------

               Net Cash Provided by Financing Activities                   4,999,870              3,136,083
                                                                         -----------            -----------

INCREASE (DECREASE)  IN CASH                                              (2,138,490)             2,255,678

CASH, beginning of period                                                  2,255,678                   --
                                                                         -----------            -----------

CASH, end of period                                                      $   117,188            $ 2,255,678
                                                                         ===========            ===========

CASH PAID FOR INTEREST                                                   $   149,857            $      --
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

Management's Plan
-----------------
The Company had a net loss of $892,000 in 1997 and $884,000 in 1998 and an accumulated deficit of $4,578,000 as of December 31, 1998. Current liabilities exceed current assets by $44,000 as of December 31, 1998.

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

Inventory
----------
Inventory consists of team merchandise available for sale. Inventory is stated at the lower of cost (first-in, first-out) or market.

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

Fair Value of Financial Instruments
-----------------------------------
The carrying value of accounts receivable, AFL receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

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

Recently Issued Accounting Pronouncements
-----------------------------------------
In 1997, the FASB issued Statements No. 130, "Reporting Comprehensive Income", and No. 131, "Disclosures about Segments of an Enterprise and Related Information" and No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits", effective for fiscal years beginning after December 15, 1997. The Company has disclosed its operating segments in Note 11. The adoption by the Company of Statements No. 130 and 132 did not impact the Company's financial statements.

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

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



NOTE 2 - ACQUISITION OF PREDATORS (Continued)

The purchase price for the Predators has been allocated as follows:

AFL Membership                                         $  1,989,860
Game equipment and system                                   225,721
Office equipment                                             41,948
Prepaid expenses                                             67,471
                                                       ------------

         Total Purchase Price                             2,325,000

Monolith units                                             (225,000)
Note payable                                               (180,000)
Commissions payable                                         (45,000)
                                                       ------------

Cash paid at closing                                   $  1,875,000
                                                       ============


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

Revenue:
     "AFL" Expansion membership fees                          $     -
     "AF2" Expansion membership fees                                11,053
                                                              ------------
                                                                    11,053
Assessments:
     Operating assessment                                         (120,000)
     Other assessments                                              (9,000)
                                                              ------------
Net Assessment                                                $   (117,947)
                                                              ============


The Company continues to be contingently liable for its share of AFL expenses which may exceed AFL revenues.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                            December 31,
                                                                1998
                                                            ------------

 Office equipment                                           $     52,285
 Game equipment and system                                       243,207
                                                            ------------
                                                                 295,492
 Less accumulated depreciation                                   (65,278)
                                                            ------------
                                                            $    230,214
                                                            ============


NOTE 5 - COMMITMENTS AND CONTINGENCIES

A.) Local Media Contracts
-------------------------
In March 1998, the Company entered into a three-year television contract for the 1998, 1999 and 2000 seasons, which requires the Company to provide certain services, goods and game tickets in exchange for approximately $80,000 of commercial time, promotional events and the right to broadcast the games. The Company also entered into a one-year radio contract with under similar terms. The Company is currently negotiating a new radio contract.

B.) Employment Agreements
------------------------
The Company has employment agreements with players, the head coach and executives of the Predators. Certain of these contracts provide for guaranteed payments which, must be paid even if the employee is injured or terminated. The player contracts are for a term of one year with a one year renewal option. If the team does not re-sign the player at the end of the contract, he is waived and free to sign with another team. However, the team has the option of signing the player first. If the player refuses to re-sign, he must "sit out" for one year before playing for another team.

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

C.) Lease Obligations
---------------------
In March 1998, the Company signed a five-year lease (with an additional five-year option) with the Orlando Centroplex arena commencing in the 1998 season. The agreement provides the Company with an approximately 20% share of revenue generated from food and beverage concessions in exchange for the Company reducing ticket prices by approximately 10% to 20%, depending upon seat location. The Company will also receive a credit to be applied to the game rental of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



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

The minimum future lease payments under the lease agreements are as follows:

                                            Corporate              Orlando
                                             Office               Centroplex
                                          -------------         -------------
 1999                                     $       8,100         $      60,000
 2000                                            10,800                60,000
 2001                                             2,700                60,000
 2002                                             -                    60,000
                                          -------------         -------------

                                          $      21,600         $     240,000
                                          =============         =============



Rent expense for the periods ended December 31, 1998 and December 31, 1997 was $163,752 and $170,941, respectively.

D.) Self Insurance
------------------
The Company is insured for medical and disability coverage for the players. Under the terms of the policy, the Company is required to pay the first $35,000 of medical costs for each player. An insurance policy provides reimbursement up to $465,000 for each player or $1,000,000 in aggregate.

E.) Letter of Credit
--------------------
The Company has entered into an agreement with a financial institution for an irrevocable stand by letter of credit in the amount of $100,000. The letter of credit is required by the AFL and is available to draw upon, if necessary, by the AFL after the AFL Board of Directors has given approval. The letter of credit is secured by a $100,000 certificate of deposit.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



NOTE 5 - COMMITMENTS AND CONTINGENCIES (Continued)

F.) Litigation
--------------
On December 9, 1998, the Company's former President filed a lawsuit against the Company for breach of employment and defamation in connection with a press release. The Company has accrued $53,849 in sales commissions per the former president's employment contract.

The Company believes that these claims are without merit and intends to vigorously defend the action.

G.) Put Options
---------------
In August, 1998, Monolith Limited Partnership ("Monolith"), a major stockholder of the Company, entered into an agreement with a third party (who is also a partner in Monolith), who purchased 1,000,000 shares of the Company's Class A common stock for $2,000,000. The agreement requires Monolith to purchase 600,000 shares of the Company's Class A common stock from the third party for $4,000,000 at the third party's option. The agreement was amended in May 1999, to extend the period of exercise through March 2001. Generally accepted accounting principles require that the Company record a capital contribution from Monolith of $2,802,000 on the date of the transaction, with a corresponding charge to accumulated deficit. This amount is also reflected as an addition to net loss in computing loss attributable to common stockholders, in the earnings per share computation. On July 13, 1999, the option agreement for 275,000 shares out of the 600,000 shares was exercised. In consideration for $550,000 paid by Monolith to the third party, as a cancellation fee, the third party agreed to terminate its put right for the remaining shares.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

For the Period Ended December 31, 1997
--------------------------------------
In connection with the acquisition of the Predators, the Company executed notes payable to Monolith for $1,295,000, issued 1,380,000 shares of common stock valued at $487,796 and assumed liabilities of $1,431,285 in exchange for the following assets:


 Accounts receivable                                      $     688,956
 Stock subscriptions receivable                                  49,709
 Employee receivables                                             5,461
 Inventory                                                       19,985
 Prepaid expenses                                                92,441
 Property and equipment                                         267,669
 Membership cost                                              1,989,860
                                                          -------------

                                                          $   3,114,081
                                                          =============

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION (Continued)

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

NOTE 7 - COMMON STOCK

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

                                                       Outstanding Options
                                     Option      -----------------------------
                                     Shares                        Price Per
                                    Available      Shares            Share
                                    ---------    ---------        ------------

 Initial reserved shares             150,000        -             $      -
 Granted                             138,000       138,000                2.00
                                    --------      --------        ------------

 Balance, December 31, 1997           12,000       138,000                2.00

 Additional reserved shares          350,000        -                   -
 Granted                             295,000       295,000           3.19-4.75
 Cancelled                            23,667       (23,667)               2.00
                                    --------      --------        ------------

 Balance, December 31, 1998           90,667       409,333        $  2.00-4.75
                                    ========      ========        ============

Stock-Based Compensation
------------------------
The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). The standard requires the Company to adopt the fair value method with respect to stock-based compensation of consultants and other non-employees.

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

NOTE 7 - COMMON STOCK (Continued)

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

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



NOTE 7 - COMMON STOCK (Continued)

The Company completed the following private placements during 1998:


                                            Gross               Offering                 Net
                     Shares                Proceeds               Costs                Proceeds
                     ------                --------               -----                --------

 August 11           1,250,000          $  2,500,000          $     -               $  2,500,000
 August 31           1,200,000             3,000,000               749,557             2,250,443
 October 13            100,000               250,000                37,500               212,500
 December 11            20,000                50,000                 7,500                42,500
                   -----------          ------------          ------------          ------------

                     2,570,000          $  5,800,000          $    794,557          $  5,005,443
                     =========          ============          ============          ============


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

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



NOTE 9 - INCOME TAXES

The components of deferred tax assets and (liabilities) were as follows:

Total deferred tax assets                                      $     665,352
Less valuation allowance                                            (665,352)
                                                               -------------

Net deferred tax asset                                         $       -
                                                               =============


The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) were as follows:


Temporary differences;
   Property and equipment                                        $   (10,872)
   Membership cost                                                    35,851
   Accrued interest-stockholders                                       2,508
   Net operating loss carryforward                                   637,865
Less valuation allowance                                            (665,352)
                                                                 -----------

                                                                 $     -
                                                                 ===========


The components of deferred income tax expense (benefit) were as follows:


                                                 1998              1997
                                            -------------     -------------
Temporary differences:
   Depreciation expense                     $       8,099     $       2,773
   Amortization expense                           (18,705)          (17,146)
   Interest-stockholders                           34,747           (37,255)
   Net operating loss carryforward               (354,107)         (283,759)
Less valuation allowance                          329,966           335,387
                                            -------------     -------------

                                            $         -       $         -
                                            =============     =============



The following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory income tax rates to pre-tax loss and the reported amount of income tax expense (benefit):

                                                  1998             1997
                                             --------------    -------------
Benefit at statutory rates                   $    (297,549)    $    (303,275)
Other                                              (19,527)          (20,693)
State tax effect                                   (12,890)          (11,419)
Increase in valuation allowance                    329,966           335,387
                                             -------------     -------------

                                             $         -       $         -
                                             ==============    =============

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



NOTE 9 - INCOME TAXES (Continued)

No provision for income taxes has been recorded for the periods ended December 31, 1998 and December 31, 1997, as the Company has incurred losses during these periods. Net operating loss carryovers of approximately $941,773 as of December 31, 1998 and $754,677 as of December 31, 1997 expire in 2016 and 2012, respectively. The Company is providing a full valuation allowance in connection with the deferred tax assets because there is no assurance of future taxable income.

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

During the year ended December 31, 1998 the Company's recorded a loss from its equity interest in the AFL of $38,786 based upon its equity share of the AFL of approximately 10.5%.

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

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------



NOTE 11 - OPERATING SEGMENTS (Continued)

The Company's reportable business segments are strategic business units that offer different products and services. The segments are managed together because they utilize similar resources within the Company. There were no reportable segments during the period ended December 31, 1997. All assets of the Company relate to the football operations segment.



                                   Net              Operating                          Identifiable         Capital
                                 Revenues              Loss          Depreciation         Assets          Expenditures
                                 --------           ---------        ------------         ------          ------------
 December 31, 1998:
     Football operations        $   3,428,729     $  (1,060,270)     $     43,610      $  8,868,204       $     25,758
     Telemarketing services           130,600           (89,507)            -               138,547              -
                                 ------------     -------------      ------------      ------------       ------------

                                $   3,559,329     $  (1,149,777)     $     43,610      $  9,006,751       $     25,758
                                =============     =============      ============      ============       ============


NOTE 12 - SUBSEQUENT EVENTS

Sale of Common Stock
--------------------
In February 1999, the Company completed private placements of 65,000 Class A common shares for $145,000, with commissions of 15%.

Employment Agreements
---------------------
On January 26, 1999, the Company entered into a 35 month employment agreement with its new President and Chief Executive Officer. The agreement among other things, provides for an annual salary of $50,000 and options to purchase 950,000 shares of the Company's Class A common stock at $4.4375 per share. The new President and Chief Executive Office was previously employed by the Company as a business strategist, under an employment agreement which granted options to purchase 115,000 shares of the Company' Class A common stock at $4.75 per share. Upon the execution of the new employment agreement 47,920 of the options issued under the previous agreement were cancelled.

On February 26, 1999, the Company entered into a 18 month employment agreement with its now Vice-President of Sales and Marketing. The agreement calls for annual salary of $50,000 and commissions of 7% of sponsorship income from $1 to $750,000 and commissions of 10% of all sponsorship income greater than $750,000.

Letter of Intent to Purchase Hockey Teams
-----------------------------------------
On March 2, 1999, the Company executed a non-binding letter of intent to purchase all outstanding capital stock of Holdings C.A.T., a Virginia corporation, and the majority equity interest in the professional minor league ice hockey teams known as the "Seawolves" and the "Bombers: of the East Coast Hockey League (ECHL).

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

In August, 1998, Monolith Limited Partnership ("Monolith"), a major stockholder of the Company, entered into an agreement with a third party (who is also a partner in Monolith), who purchased 1,000,000 shares of the Company's class A common stock for $2,000,000. The agreement requires Monolith to purchase 600,000 shares of the Company's Class A common stock from the third party for $4,000,000 at the third party's option. The agreement was amended in May 1999, to extend the period of exercise through March 2001. Generally accepted accounting principles require that the Company record a capital contribution from Monolith of $2,802,000 on the date of the transaction, with a corresponding charge to retained earnings. This amount is also reflected as an addition to net loss in computing net loss attributable to common stockholders, in the earnings per share computation. On July 13, 1999, the option agreement for 275,000 of the 600,000 shares was exercised. In consideration for $550,000 paid by Monolith to the third party, as a cancellation fee, the third party agreed to terminate its put right for the remaining shares.

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

10.14      Employment Agreement with Mr. Gruden (2)

10.17      Employment Agreement with John W. Frasco

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File Number 333-31671, declared effective on December 10, 1997.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-53217 , filed on May 21, 1998.

(3)      Previously filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Orlando, Florida, on August 17, 1999.

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

       Signature                   Title                           Date
       ---------                   -----                           ----

/s/  William G. Meris         Chairman of the Board of          August 17, 1999
-------------------------     Directors
William G. Meris

/s/  Brett L. Bouchy          Chief Executive Officer,          August 17, 1999
-------------------------     President and Director
Brett L. Bouchy

/s/  Jeffrey L. Bouchy        Secretary, Treasurer, Chief       August 17, 1999
-------------------------     Financial Officer and
Jeffrey L. Bouchy             Director


/s/  Mark M. Novell           Vice-President - Sales and        August 17, 1999
-------------------------     Marketing
Mark M. Novell

/s/  Scott L. Armstrong       Director                          August 17, 1999
-------------------------
Scott L. Armstrong

/s/  Thomas F. Winters, Jr.   Director                          August 17, 1999
-------------------------
Thomas F. Winters, Jr., M.D.

/s/  John W. Fracso           Vice President of Business        August 17, 1999
-------------------------     Development and Director
John W. Frasco

/s/  J. Richard Corley        Director                          August 17, 1999
-------------------------
J. Richard Corley

/s/  Richard C. Whelan        Director                          August 17, 1999
-------------------------
Richard C. Whelan