Form 10QSB/A
period 1998-09-30
ORLANDO PREDATORS ENTERTAINMENT INC
filed 1999-09-30
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-QSB/A

         X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        ___          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1998

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        ___          OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from:

                        Commission File Number: 001-13217

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                    -----------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Florida                                     91-1796903
            -------                                     ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

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

                                Yes  X     No_____

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

Transitional Small Business Disclosure format:  Yes[  ]  No [X]

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                    September 30,   December 31,
                                                        1998            1997
                                                     ----------      ----------

CURRENT ASSETS:
     Cash                                            $   63,165      $2,255,678
     Accounts receivable, sponsorships                   76,931            --
     Accounts receivable, related party                 137,600            --
     Note receivable, current portion                    30,956            --
     Interest income receivable                          56,499            --
     Inventory                                           33,116          14,659
     Receivable from employees                           48,780          51,717
     Prepaid expenses                                    40,281          94,134
                                                     ----------      ----------

                  Total Current Assets                  487,328       2,416,188

PROPERTY AND EQUIPMENT, at cost, net                    239,858         262,397

EQUITY INVESTMENT IN AFL                              4,071,437            --

NOTE RECEIVABLE, net of current portion               1,935,015            --

MEMBERSHIP COST, net                                  1,906,949       1,944,259

OTHER INTANGIBLES, net                                   39,646          55,159

RESTRICTED INVESTMENT                                   100,000         100,000

OTHER ASSETS                                              4,344             908
                                                     ----------      ----------

                                                     $8,784,577      $4,778,911
                                                     ==========      ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                           BALANCE SHEETS (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                       September 30,   December 31,
                                                           1998           1997
                                                        -----------    -----------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses              $   399,352    $   167,355
     Accounts payable and accrued expenses, related
       parties                                               47,726         80,108
     Due to AFL                                              10,000           --
     Notes payable, related party                           273,637           --
     Accrued interest, related party                          4,751         99,083
     Deferred revenue                                       192,873        457,643
                                                        -----------    -----------

                  Total Current Liabilities                 928,339        804,189


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, 1,500,000 shares authorized; none
     issued or outstanding                                     --             --
   Class A Common stock, 15,000,000 shares
     authorized; 4,930,000 and 2,480,000 issued and
     outstanding                                          9,623,147      4,861,707
   Class B Common Stock, 1,000 shares authorized;
     1,000 issued and outstanding                             5,000          5,000
   Additional paid-in capital                             2,802,000           --
   Accumulated (deficit)                                 (4,573,909)      (891,985)
                                                        -----------    -----------

                  Total Stockholders' Equity              7,856,238      3,974,722
                                                        -----------    -----------

                                                        $ 8,784,577    $ 4,778,911
                                                        ===========    ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                       3

                                  THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                          STATEMENTS OF OPERATIONS



                                           For the Three      For the Three      For the Nine      For the Period
                                           Months Ended       Months Ended       Months Ended      February 14, to
                                           September 30,      September 30,      September 30,      September 30,
                                                1998              1997               1998               1997
                                           -------------      -------------      -------------      -------------
REVENUES:
   Ticket revenues                          $   583,250        $   396,323        $ 1,497,345        $ 1,508,127
   Concession income                             52,992               --              122,866               --
   Play-off game ticket revenues                130,762            140,318            130,762            140,318
   Play-off game revenue sharing                 95,000             45,000             95,000             45,000
   Local television and radio broadcast
     rights                                      34,724             27,385             76,752             87,632
   Advertising and promotions                   230,801            179,666            663,861            641,651
   Advertising and promotions, related
     party                                       31,250             50,000            100,000             50,000
   League revenue                                32,699            131,250            100,000            181,250
   Telemarketing income, related party          137,600               --              137,600               --
   Other                                         43,196                317             60,281              6,588
                                            -----------        -----------        -----------        -----------

       Total Revenues                         1,372,274            970,259          2,984,467          2,660,566
                                            -----------        -----------        -----------        -----------

COSTS AND EXPENSES:
   Operations                                   767,331            623,231          1,815,651          1,596,064
   Operations, related party                      4,988              5,362              4,988              5,362
   Playoff expenses                             352,016            229,328            352,016            229,328
   Selling and promotional expenses             253,097            197,095            576,342            399,351
   League assessments                            43,722            123,458             92,875            224,622
   General and administrative                   324,798            284,621            810,797            638,246
   Telemarketing expenses                        79,788               --              102,191               --
   Amortization                                  87,608             13,615            122,824             30,130
   Depreciation                                  12,130              9,588             37,749             21,505
                                            -----------        -----------        -----------        -----------

       Total Costs and Expenses               1,925,478          1,486,298          3,915,433          3,144,608
                                            -----------        -----------        -----------        -----------

OPERATING (LOSS)                               (553,204)          (516,039)          (930,966)          (484,042)
                                            -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE):
   Interest expense                             (10,570)              --              (27,243)              --
   Interest expense, related party              (17,235)           (36,322)           (34,256)           (67,581)
   Interest income                               58,485              1,379            112,089              5,875
   Other                                           --                 --                  452
                                            -----------        -----------        -----------        -----------

       Net Other Income (Expense)                30,680            (34,943)            51,042            (61,706)
                                            -----------        -----------        -----------        -----------

NET (LOSS)                                     (522,524)          (550,982)          (879,924)          (545,748)

EFFECT OF MONOLITH LIMITED
  PARTNERSHIP PUT AGREEMENT                  (2,802,000)              --           (2,802,000)              --
                                            -----------        -----------        -----------        -----------

NET (LOSS) ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                       $(3,324,524)       $  (550,982)       $(3,681,924)          (545,748)
                                            ===========        ===========        ===========        ===========

NET (LOSS) PER SHARE - BASIC AND
  DILUTED                                   $      (.88)       $      (.40)       $     (1.26)       $      (.40)
                                            ===========        ===========        ===========        ===========

Weighted Average Number of Common
  Shares Outstanding                          3,772,391          1,380,000          2,920,109          1,380,000
                                            ===========        ===========        ===========        ===========


                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                       4

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                            STATEMENTS OF CASH FLOWS

                                                                         For the
                                                       For the Nine      Period
                                                       Months Ended  February 14, to
                                                       September 30,  September 30,
                                                           1998           1997
                                                       ------------   ------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss)                                          $  (879,924)   $  (545,748)
   Adjustments to reconcile net (loss) to net cash
     from operating activities:
       Depreciation and amortization                       160,421         51,635
       Changes in assets and liabilities:
       Accounts receivable                                 (76,931)       663,089
       Employee receivables                                  2,937        (24,785)
       Inventory                                           (18,457)       (12,472)
       Prepaid expenses                                     53,853         90,785
       Accounts receivable, related party                 (137,600)          --
       Interest income receivable                          (56,499)          --
       Other assets                                         (3,436)        (6,408)
       Accounts payable and accrued expenses               120,854        171,007
       Deferred revenue                                   (264,770)    (1,007,229)
                                                       -----------    -----------

           Net Cash (Used) by Operating Activities      (1,099,552)      (620,126)
                                                       -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of equipment                                 (15,058)       (22,130)
     Investment in AFL                                  (4,071,437)          --
     Investment in certificate of deposit                     --         (100,000)
     Payments for contract purchase                           --          (40,000)
                                                       -----------    -----------

           Net Cash (Used) by Investing Activities      (4,086,495)      (162,130)
                                                       -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Loans from stockholders                               286,000      1,040,000
     Note payable - related party                        1,050,000           --
     Payment of loans from stockholders                    (12,363)      (101,644)
     Payment of bridge loans                              (200,000)          --
     Bridge loans                                          950,000           --
     Payment of loan fees                                  (70,000)          --
     Proceeds from issuance of Class A Common Stock      4,739,427           --
     Payment of note payable, related party             (1,045,000)          --
     Issuance of note receivable                        (1,965,971)          --
     Payment of offering costs                            (738,559)          --
                                                       -----------    -----------

           Net Cash Provided by Financing Activities     2,993,534        938,356
                                                       -----------    -----------

INCREASE (DECREASE) IN CASH                             (2,192,513)       156,100

CASH, beginning of period                                2,255,678           --
                                                       -----------    -----------

CASH, end of period                                    $    63,165    $   156,100
                                                       ===========    ===========

Supplementary information:

CASH PAID FOR INTEREST                                 $   149,857    $      --
                                                       ===========    ===========
See Note 6


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

NOTE 4 - PRIVATE PLACEMENT

On August 11, 1998 the Company completed a private placement of 1,250,000 shares of its Class A Common stock for $2,500,000 ($2.00 per share). On August 31, 1998 the Company completed a private placement for 1,200,000 shares of its Class A Common stock for $3,000,000 ($2.50 per share) and paid offering costs of $738,559. On October 13, 1998, the Company completed another private placement offering. It consisted of one investor totaling $250,000 ($2.50 per share), with commissions of 15% or $37,500 paid for 100,000 shares of Class A restricted stock.

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

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - MONOLITH LIMITED PARTNERSHIP PUT AGREEMENT

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

NOTE 9 - OPERATING SEGMENTS

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

                                       Football     Telemarketing
                                      Operations       Services        Total
                                      ----------       --------        -----

Sales to external customers
  and other revenues                 $ 2,846,867     $   137,600    $ 2,984,467

Segment profit (loss)                $  (966,375)    $    35,409    $  (930,966)

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
- -------

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

Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These forward- looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

Amended Form 10-QSB
- -------------------
This amended Form 10-QSB reflects the effect of a put agreement entered into by Monolith Limited Partnership ("Monolith"), a major shareholder of the Company, in August 1998, whereby Monolith arranged for the sale to a third party 1,000,000 shares of the Company's Class A common stock and agreed to repurchase 600,000 of those shares for $4,000,000, at the third party's option, through May 1999. The agreement was amended in May 1999 to extend the period of exercise through March 2001. The third party is also a partner in Monolith. As a result of this transaction, the Company has recorded a capital contribution from Monolith of $2,802,000 and a corresponding charge to additional paid-in capital, in the accompanying financial statements. There was no effect on income as a result of this transaction. The calculation of earnings per share has also been amended to reflect an addition to net loss, in computing net loss attributable to common stockholders, as the charge to retained earnings is treated similar to a preferred stock dividend. On July 13, 1999, the option agreement was exercised for 275,000 of the 600,000 shares. In consideration for $550,000 paid by Monolith to the third party as a cancellation fee, the third party agreed to terminate the put right for the remaining shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has made the following additional adjustments to the accompanying financial statements, resulting in a net increase of the net loss previously reported of $820,580 to $879,924:

o Accrued sales commission in accordance with the terms of an employment contract.

o    Wrote-off certain sponsorship receivables.

o Reclassified certain general and administrative expenses to selling and promotional expenses and operations expenses.

Results of Operations
- ---------------------

Nine Months Ended September 30, 1998 Compared To The Period February 14 To September 30, 1997

Revenues
- --------
The Company recognizes game revenues and expenses over the course of the season (April through August).

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

Operating Expenses
- ------------------
Operating expenses of $1,815,651 increased by $219,587 or 14% compared to $1,596,064 in the prior period. The increase was a result of increased medical costs due to post-season surgeries and increased salaries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Playoff Expenses
- ----------------
Playoff expenses of $352,016 increased by $122,688 in this period compared to $229,328 in the prior period. This was due to the additional championship away game. In the prior year, the Company had two playoff games compared to three games for the current year.

Selling and Promotional Expenses
- --------------------------------
Selling and promotional expenses of $576,342 increased by $176,991 or 44% compared to the prior period. This is primarily due to a new telemarketing department which helped to generate increased sales of season tickets by 1,889.

League Assessments
- ------------------
League assessments of $92,875 decreased by $131,747 or 59% compared to $224,622 in the prior period. This decrease is due to a reduction in expenses associated with legal settlements and legal bills with former teams as well as other claims. The AFL is comprised of a number of teams who share in all league expenses and some league revenues. League assessments are based upon the team's share of league operating expenses and other league expenses such as legal settlements.

General and Administrative Expenses
- -----------------------------------
General and administrative expenses were $810,797. This is an increase of $172,551 compared with $638,246 in the prior period. This increase can be attributed to increased payroll costs due to an increase in the number of employees. It can also be attributed to the shorter prior period. Other increases included offering costs from a discontinued offering of $57,046, legal costs of $21,538 and office operations costs of $63,799.

Telemarketing Expense
- ---------------------
Due to the addition of the new telemarketing services segment, the Company incurred expenses in the amount of $102,191. These costs were associated with operating this segment.

Interest Expense
- ----------------
Interest expense during the nine months ended September 30, 1998 was $61,499 compared to $67,581 for the prior period. Related party interest expense was $34,256 compared to $67,581 for the prior period. The interest expense and the related party interest expense during the nine months ended September 30, 1998 was related to bridge loans of $2,000,000, which was used in the initial downpayment for $3,500,000 in securing the two equity interests in the AFL. The interest expense during the period ended September 30, 1997 was related to the debt assumed in the purchase of the Company and additional advances for operations made by stockholders of the Company.

Interest Income
- ---------------
Interest income during the nine months ended September 30, 1998 was $112,089 compared to $5,875 for the prior period. The increase can be attributed to the proceeds received from the initial public offering and the accrual of interest related to the note receivable recorded from the League.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources
- -------------------------------
Historically, the Company financed net operating losses primarily with loans from the team's former managing general partners.

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

On August 31, 1998, the Company completed a private placement of 1,200,000 shares of its Class A common stock for $3,000,000 ($2.50 per share) and paid offering costs of $738,559. Proceeds from this private placement were used to pay off the outstanding bridge loans and interest (Note 5). The remaining proceeds were used working capital needs.

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

On November 5, 1998, the Company received a payment from the League in the amount of $672,790. This payment represented the Company's share of the Los Angeles expansion revenue.

PART II  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
Changes in Securities:
None

Use of Proceeds:

                                           % of Proceeds    Amount       Total
                                           -------------    ------       -----

Gross Proceeds                                 100.0%                 $5,500,000
- --------------

Less:
    Underwriters' expenses                      10.0%       550,000
    Other costs and expenses                    10.5%       576,089
                                                -----     ---------

             Total Expenses                     20.5%                  1,126,089
                                                -----                  ---------

Net proceeds                                    79.5%                  4,373,911

Use of Proceeds
- ---------------
Repayment of debts                              42.1%     2,317,828
Payment of accounts payable                      2.7%       150,000
Payment of marketing expenses                    4.6%       250,000
Acquisition of 2 non-voting equity
  interests in the AFL                          30.1%     1,656,083
                                                -----    ----------

                  Total Use of Proceeds         79.5%                  4,373,911
                                                -----                 ----------

REMAINING PROCEEDS                                .0%                 $     --
                                                =====                 ==========


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
None

Exhibits: None

PART II  OTHER INFORMATION




                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 24, 1999                  THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                       -----------------------------------------
                                       Registrant


                                       /s/ Jeff Bouchy
                                       -----------------------------------------
                                       Jeff Bouchy
                                       Chief Financial Officer