Form 10QSB
period 1999-09-30
ORLANDO PREDATORS ENTERTAINMENT INC
filed 1999-11-15
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

          X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

         ___    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the Transition Period from:

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

                              Yes_____   No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of October 20, 1999, 5,139,332 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

Transitional Small Business Disclosure format:  Yes[  ]  No [X]

                      ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   FORM 10-QSB
                                      INDEX

Part I   Financial Information                                              Page

     Item 1. Financial Statements:

     Balance Sheets as of September 30, 1999 and December 31, 1998           3

     Statements of Operations for the Three and Nine Months Ended
         September 30, 1999 and 1998                                         5

     Statements of Cash Flows for the
         Nine Months Ended September 30, 1999 and 1998                       6

     Notes to Financial Statements                                           7

     Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       9

Part II  Other Information and Signatures                                   15

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                   September 30,    December 31,
                                                        1999            1998
                                                     ----------      ----------

CURRENT ASSETS:
     Cash                                            $   95,465      $  117,188
     Accounts receivable, sponsorships                  159,860         214,816
     Accounts receivable, related party                  54,417         106,734
     AFL receivable, current portion                     76,243          42,944
     Accrued interest receivable, AFL                   483,938         150,454
     Inventory                                           26,221          20,585
     Receivable from employees                           21,604          45,135
     Prepaid expenses                                    65,992         256,561
                                                     ----------      ----------

                  Total Current Assets                  983,740         954,417

PROPERTY AND EQUIPMENT, at cost, net                    325,650         230,214

EQUITY INVESTMENT IN AFL                              4,032,650       4,032,650

AFL RECEIVABLE, net of current portion                1,889,728       1,923,027

MEMBERSHIP COST, net                                  1,857,203       1,894,512

OTHER INTANGIBLES, net                                   18,961          34,474

RESTRICTED INVESTMENT                                   100,000         100,000

DEFERRED ACQUISITION COSTS                               34,563            --

OTHER ASSETS                                              3,344           2,544
                                                     ----------      ----------

                                                     $9,245,839      $9,171,838
                                                     ==========      ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                       THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                              BALANCE SHEETS (Continued)

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           September 30,   December 31,
                                                               1999            1998
                                                           ------------    ------------

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                 $    246,673    $    322,070
     Accounts payable, related parties                           15,090          25,661
     Accrued interest, related party                              6,672           6,671
     Deferred revenue                                           382,480         643,672
     Note payable                                               250,000            --
     Accrued interest                                             5,822            --
                                                           ------------    ------------

                  Total Current Liabilities                     906,737         998,074
                                                           ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, 1,500,000 shares authorized;  none           --              --
       issued or outstanding
     Class A Common stock, 15,000,000 shares
       authorized; 5,139,332 and 5,050,000 issued and
       outstanding                                           10,032,399       9,867,150
     Class B Common Stock, 1,000 shares authorized;
       1,000 issued and outstanding                               5,000           5,000
     Additional paid-in capital                               2,948,865       2,879,940
     Accumulated (deficit)                                   (4,647,162)     (4,578,326)
                                                           ------------    ------------


                  Total Stockholders' Equity                  8,339,102       8,173,764
                                                           ------------    ------------

                                                           $  9,245,839    $  9,171,838
                                                           ============    ============


                    SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                          4

                                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                             STATEMENTS OF OPERATIONS


                                         For the Three        For the Three       For the Nine        For the Nine
                                          Months Ended        Months Ended        Months Ended        Months Ended
                                       September 30, 1999  September 30, 1998  September 30, 1999  September 30, 1998
                                       ------------------  ------------------  ------------------  ------------------

REVENUE:
  Ticket revenues                         $   607,824         $   583,250         $ 1,562,560         $ 1,497,345
  Local television and radio
    broadcast rights                           15,750              34,724              50,000              76,752
  Advertising and promotions                  384,447             230,801           1,242,752             663,861
  Advertising and promotions,
    related party                              15,750              31,250              50,000             100,000
  Concession income                            45,657              52,992             118,521             122,866
  League revenue                               94,800              32,699             642,658             100,000
  Telemarketing revenue                        27,934                --                82,410                --
  Telemarketing revenue, related
    party                                        --               137,600               6,400             137,600
  Other                                           205              43,196              12,093              60,281
  Playoff revenue sharing                     176,930              95,000             176,930              95,000
  Playoff ticket revenues                        --               130,762                --               130,762
                                          -----------         -----------         -----------         -----------

       Total Revenue                        1,369,297           1,372,274           3,944,324           2,984,467
                                          -----------         -----------         -----------         -----------

COSTS AND EXPENSES:
  Operations                                  739,179             767,331           1,908,518           1,815,651
  Operations, related party                    11,177               4,988              16,831               4,988
  Playoff expenses                            257,371             352,016             257,371             352,016
  Selling and promotional
    expenses                                  429,266             253,097           1,130,640             576,342
  League assessments                           44,013              43,722             131,325              92,875
  General and administrative                  262,507             324,798             624,291             810,797
  Telemarketing expenses                       30,982              79,788              85,210             102,191
  Telemarketing expenses, related
    party                                         564                --                 6,819                --
  Amortization                                 29,167              87,608              64,382             122,824
  Depreciation                                  9,030              12,130              43,238              37,749
  Loss on disposal of equipment                  --                  --                 9,601                --
                                          -----------         -----------         -----------         -----------

       Total Costs and Expenses             1,813,256           1,925,478           4,278,226           3,915,433
                                          -----------         -----------         -----------         -----------

OPERATING INCOME (LOSS)                      (443,959)           (553,204)           (333,902)           (930,966)
                                          -----------         -----------         -----------         -----------

OTHER INCOME (EXPENSE):
  Interest expense                            (74,747)            (10,570)            (74,747)            (27,243)
  Interest expense, related party              (1,247)            (17,235)             (2,589)            (34,256)
  Interest income                               3,229               1,986               7,385              55,590
  Interest income, AFL                        109,233              56,499             333,484              56,499
  Other income                                 (5,476)               --                 1,536                 452
                                          -----------         -----------         -----------         -----------

       Net Other Income (Expense)              30,992              30,680             265,069              51,042
                                          -----------         -----------         -----------         -----------

NET (LOSS)                                   (412,967)           (522,524)            (68,833)           (879,924)

EFFECT OF MONOLITH LIMITED
   PARTNERSHIP PUT AGREEMENT                     --            (2,802,000)               --            (2,802,000)
                                          -----------         -----------         -----------         -----------

NET (LOSS) ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                           $  (412,967)        $(3,324,524)        $   (68,833)        $(3,681,924)
                                          ===========         ===========         ===========         ===========

NET (LOSS) PER SHARE-BASIC AND
   DILUTED                                $      (.08)        $      (.88)        $      (.01)        $     (1.26)
                                          ===========         ===========         ===========         ===========

Weighted Average Number of Common
   Shares Outstanding                       5,133,811           3,772,391           5,120,306           2,920,109
                                          ===========         ===========         ===========         ===========


                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                             5

                                THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                          STATEMENTS OF CASH FLOWS


                                                                    For the Nine           For the Nine
                                                                    Months Ended           Months Ended
                                                                 September 30, 1999     September 30, 1998
                                                                 ------------------     ------------------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net income (loss)                                                $   (68,833)           $  (879,924)
   Adjustments to reconcile net (loss) to net cash from operating activities:
       Depreciation and amortization                                    107,619                160,421
       Loss on disposal of equipment                                      9,601                   --
       Issuance of Class A common stock purchase warrants                68,922                   --
       Changes in assets and liabilities:                                54,956                   --
       Accounts receivable                                                 --                  (76,931)
       Accounts receivable, related party                                52,317               (137,600)
       Employee receivables                                              23,531                  2,937
       Accrued interest receivable, AFL                                (333,484)               (56,499)
       Inventory                                                         (5,636)               (18,457)
       Prepaid expenses                                                 190,569                 53,853
       Other assets                                                        (800)                (3,436)
       Accounts payable and accrued expenses                            (75,396)               120,854
       Accounts payable, related party                                  (10,571)                  --
       Accrued interest payable, related party                            5,822                   --
       Deferred revenue                                                (261,192)              (264,770)
                                                                    -----------            -----------

           Net Cash (Used) by Operating Activities                     (242,575)            (1,099,552)
                                                                    -----------            -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of equipment                                             (159,834)               (15,058)
     Investment in AFL                                                     --               (4,071,437)
     Payment of acquisition costs                                       (34,563)                  --
                                                                    -----------            -----------

           Net Cash (Used) by Investing Activities                     (194,397)            (4,086,495)
                                                                    -----------            -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Loans from stockholders                                            350,000                286,000
     Payment of loans from stockholders                                (350,000)               (12,363)
     Proceeds from issuance of Class A common stock                     186,999              4,739,427
     Note payable - related party                                          --                1,050,000
     Payment of note payable, related party                                --               (1,045,000)
     Payment for deferred offering costs                                   --                 (738,559)
     Proceeds from notes payable                                        250,000                   --
     Bridge loans                                                          --                  950,000
     Payment of loan fees                                                  --                 (200,000)
     Payment of offering costs                                          (21,750)               (70,000)
     Issuance of note receivable                                           --               (1,965,971)
                                                                    -----------            -----------

           Net Cash Provided by Financing Activities                    415,249              2,993,534
                                                                    -----------            -----------

INCREASE (DECREASE) IN CASH                                             (21,723)            (2,192,513)

CASH, beginning of period                                               117,188              2,255,678
                                                                    -----------            -----------

CASH, end of period                                                 $    95,465            $    63,165
                                                                    ===========            ===========

Supplementary information:

CASH PAID FOR INTEREST                                              $     2,589            $   149,857
                                                                    ===========            ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                       6

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

In the opinion of management, the unaudited interim financial statements for the period ended September 30, 1999 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 1998.

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

The Company's reportable business segments are strategic business units that offer different products and services. The segments are managed together because they utilize similar resources within the Company. Segment information for the nine months ended September 30, 1999 was as follows:

                             Net          Operating   Identifiable     Capital
                           Revenues        Income         Assets    Expenditures
                           --------        ------         ------    ------------

Football operations      $ 3,846,097    $  (330,683)   $ 9,191,422   $   159,834
Telemarketing services        88,810         (3,219)        54,417          --
                         -----------    -----------    -----------   -----------

                         $ 3,934,907    $  (333,902)   $ 9,245,839   $   159,834
                         ===========    ===========    ===========   ===========

The Company's reportable business segments are strategic business units that offer different products and services. The segments are managed together because they utilize similar resources within the Company. Segment information for the nine months ended September 30, 1998 was as follows:

                              Net        Operating    Identifiable     Capital
                           Revenues        Income         Assets    Expenditures
                           --------        ------         ------    ------------

Football operations      $ 2,846,867    $  (966,375)   $ 8,646,977   $    15,058
Telemarketing services       137,600         35,409        137,600          --
                         -----------    -----------    -----------   -----------

                         $ 2,984,467    $  (930,966)   $ 8,784,577   $    15,058
                         ===========    ===========    ===========   ===========

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

NOTE 5 -INCOME TAXES

The Company did not record a provision for income taxes for the three and nine months ended September 30, 1999 due to the utilization of net operating loss carryforwards.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    General

The Company is in the sports entertainment business and (i) owns and operates the Orlando Predators (the "Predators" or the "team"), a professional arena football team of the Arena Football League (the "AFL" or the "League") and (ii) owns an additional 8.7% revenue interest in the League (in addition to its League ownership through the Predators). Arena football is played in an indoor arena on a padded 50-yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

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

The operations of the team are year-round; however, the majority of revenues and expenses are recognized during the AFL playing season, from April through August of each year. The team begins to receive deposits in late August for season tickets during the upcoming season. From August through April, the team sells season tickets and collects revenue from all such sales. Selling, advertising and promotions also take place from August through April, although these revenues are not realized until after the season begins. Single game tickets and partial advertising sponsorships are also sold during the season, primarily from April to July. Additional revenues and expenses are recognized in August from playoff games, if any.

In May 1999, the Company entered into a non-binding letter of intent to acquire United Sports Ventures, Inc. ("USV"). USV wholly or partially owns and operates the Quad City Mallards, the Rockford Ice Hogs and the Missouri River Otters of the United Hockey League and the Mobile Bay Bears (AA) professional baseball club. The Company expects to complete the acquisition by February 2000.

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

Results of Operations
Three Months Ended September 30, 1999 Compared To The Three Months Ended September 30, 1998

Net loss for the quarter ended September 30, 1999 was ($412,967) or ($.08) a share as compared to the quarter ended September 30, 1998 loss of ($3,324,524) or ($.88) per share. Without the non-cash effect of the Monolith Limited Partnership Put Agreement the loss for the quarter ended September 30, 1998 was ($522,524).

Results of Operations
Nine Months Ended September 30, 1999 Compared To The Nine Months Ended September 30, 1998

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season (April through August).

Revenues for the nine months ended September 30, 1999 were $3,944,324 which represented an increase of $959,857 or 32% as compared to revenues for the period ended September 30, 1998 of $2,984,467. The increase for the nine months ended September 30, 1999 was directly attributable to an increase in corporate sponsorship revenue of $528,891 and an increase of League revenue of $542,658 due to the Chicago expansion franchise that will begin play in 2001. The team played the same number of home games in the period as last year. Ticket sales are recognized when the games are played. The lease agreement with the Orlando Arena generated $118,521 in concession income for the eight home games played in this period.

The telemarketing division also generated revenue of $88,810 for the nine months ended September 30, 1999 compared to $137,600 for the nine months ended September 30, 1998. The division produced revenue from selling season tickets for the Tampa Bay Storm of the AFL and the Missouri River Otters of the UHL. The Company currently is telemarketing for the Missouri River Otters and has entered into an agreement to sell year 2000 season tickets for the San Jose Sabercats of the AFL. The Company anticipates the expansion of this division in the future to other teams in the AFL, Arenafootball2 (the AFL's minor league system is expected to begin play in the 2000 season) and other minor league hockey and baseball teams.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses
------------------
Operating expenses of $1,925,349 increased $104,710 or 5.8% for the nine months ended September 30, 1999 as compared to $1,820,639 for the nine months ended September 30, 1998. Operating expenses are expensed in a 69%-31% ratio over the second and third quarters of the calendar year determined by the number of games played during the quarter.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses of $1,130,640 increased $554,298 or 96% for the nine months ended September 30, 1999 compared to $576,342 for the nine months ended September 30, 1998. This was due to telemarketing department expenses of $188,000, which is the company's primary source of increasing and maintaining the team's season ticket base. Coinciding with the large increase in sponsorship revenue, corporate sponsorship commissions increased to $230,000 compared to approximately $70,000 in the same period in 1998.

League Assessments
------------------
League assessments of $131,325 increased $38,450 or 41% for the nine months ended September 30, 1999 as compared to $92,875 for the nine months ended September 30, 1998. The League is comprised of numerous teams who share in all league revenue and expenses. League assessments are based upon the team's share of league operating expenses and other league expenses such as legal settlements.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $624,291 decreased $186,506 or 23% for the nine months ended September 30, 1999 compared to $810,797 for the nine months ended September 30, 1998. This decrease can be primarily attributed to a restructured senior management.

Playoffs
--------
The Orlando Predators played three road playoff games in 1999 and played one home and two road playoff games in 1998. Playoff revenues for the nine months ended September 30, 1999 were $176,930 as compared to $225,762 for the nine months ended September 30, 1998. Home teams retain all revenues for playoff games. Road teams receive $45,000 for rounds one and two, and $50,000 for the Arena Bowl.

Playoff expenses for the nine months ended September 30, 1999 were $257,371 as compared to $352,016 for the nine months ended September 30, 1998.

Interest Income/Expense
-----------------------
Interest income during the nine months ended September 30, 1999 was $340,869 as compared to $112,089 for the nine months ended September 30, 1998. The interest income related to the Arena Football League is due to the Nth agreement.

Interest expense during the nine months ended September 30, 1999 was $77,336 as compared to $61,499 for the prior period. Related party interest expense was $2,589 as compared to $34,256 for the prior period. The related party interest expense during the nine months ended September 30, 1999 was related to a bridge loan of $350,000, which was used for operating capital. The loan was repaid in July 1999.

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

On September 26, 1999, the Company received a payment from the League in the amount of $547,858. This represented expansion revenue related to the Chicago expansion team that will begin play in 2001.

In June 1999, the Monolith Limited Partnership, ("Monolith"), a major stockholder of the Company, loaned the Company $350,000, due in September 2002 with interest at 8% annually. The note was repaid in July 1999.

In July 1999, the Company issued a convertible note payable to a stockholder of the Company for $250,000, convertible at $4.50 per share, due in September 2001 with interest at 10% annually. The Company granted warrants to purchase 25,000 shares of the Company's Class A common stock at $4.50 per share, which expire in July 2004 in conjunction with the issuance of the note payable. In October 1999, the company repaid $125,000 of the convertible note and 12,500 of the warrants were canceled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In October and November 1999, the Company received payments from the League in the amount of $682,488. This represented expansion revenue related to the Carolina membership that will begin play in 2000.

In November 1999, the Company completed another private placement offering. It consisted of one investor totaling $100,000 ($2.00 per share), with commissions of 10% or $10,000 paid for 50,000 shares of Class A common stock. These proceeds were used to fund current operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is developing contingency plans to identify and mitigate potential problems and disruptions to the Company's operations arising from the Year 2000 issue. This phase is expected to be completed by December 1999. The total cost to achieve Year 2000 compliance was $39,000, which was invested on a new networked computer system.

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

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Form 8-K

     July 27, 1999, Charlotte Arena Football Ltd, et. al. vs. Arena Football League, Inc., et. al. See Item 1. Legal Proceedings.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



Date: November 15, 1999                THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                       -----------------------------------------
                                       Registrant


                                       /s/ Jeffrey L. Bouchy
                                       ---------------------
                                       Jeffrey L. Bouchy
                                       Chief Financial Officer