Form 10KSB
period 1999-12-31
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2000-03-30
CIK 1042456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 12b-25

                           NOTIFICATION OF LATE FILING

(Check One):  [X]Form 10-K    [  ] Form 20-F  [  ] Form 11-K  [  ] Form 10-Q
              [ ] Form N-SAR

For Period Ended: December 31, 1999

          [ ]  Transition Report on Form 10-K
          [ ]  Transition  Report  on Form  20-F
          [ ]  Transition Report  on Form  11-K
          [ ]  Transition  Report  on  Form  10-Q
          [ ]  Transition  Report on Form  N-SAR
          For the  Transition  Period Ended:

--------------------------------------------------------------------------------
  Read Instruction (on back page) Before Preparing Form. Please Print or Type:

  Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.
--------------------------------------------------------------------------------

If the notification related to a portion of the filing checked above, identify the Item(s) to which the notification relates:


PART I - REGISTRANT INFORMATION

The Orlando Predators Entertainment, Inc.
--------------------------------------------------------------------------------
Full Name of Registrant

N/A
--------------------------------------------------------------------------------
Former Name if Applicable

741 Front Street, Suite 140
--------------------------------------------------------------------------------
Address of Principal Executive Office (Street and Number)

Orlando, Florida 34747
--------------------------------------------------------------------------------
City, State and Zip Code

PART II - RULES 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if applicable)

         (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;
         (b) The subject annual report, semi-annual report, transition on Form 10-K, Form 20-F, 11-K or Form N-SAR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report of transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and
         (c) The accountant's statement or other exhibit required by Rule 12b-25 (c) has been attached if applicable.

  PART III - NARRATIVE

  State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, 10-Q, N-SAR or the transition report or portion thereof, could not be filed within the prescribed time period.

  The registrant's annual report on Form 10-KSB for the year ended December 31, 1999 could not be filed within the prescribed time period because of the difficulty in obtaining documents from, and resolving issues with, the Arena Football League. This could not be accomplished within the prescribed time period without unreasonable effort or expense.

  PART IV -- OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

         Jeffrey Bouchy                407                        566-2493
         -----------------------------------------------------------------------
         (Name)                     (Area Code)               (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? [X]Yes [ ]No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof? [ ]Yes [X]No

If so, attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.



--------------------------------------------------------------------------------




                    The Orlando Predators Entertainment, Inc.
                    -----------------------------------------
                (Name of the Registrant as Specified in Charter)

has caused this notification to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    March 30, 2000                       By  /S/ Jeffrey Bouchy
     -----------------------                  ----------------------------------
                                                      Jeffrey Bouchy
                                                      Chief Financial Officer

                                 AJ. ROBBINS, PC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                             3033 EAST FIRST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206







Exhibit I
March 28, 2000

Securities and Exchange Commission
450 5th Street N.W.
Washington, D.C.  20549

Re:      The Orlando Predators Entertainment, Inc. Form 10-KSB

Dear Sir or Madam:

The Company is unable to file its 1999 Annual Report on Form 10-KSB within the prescribed time period because it has experienced certain difficulties in providing the requisite financial information to this Firm for the audit due to the Arena Football League's (the League) labor issues and the League's inability to provide audited financial statements which are required for the Company's accounting.

Very truly yours,

AJ. ROBBINS, P.C.



By  /s/  AJ Robbins, C.P.A.
    -----------------------
    AJ. Robbins, C.P.A.