Form 10KSB
period 1999-12-31
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2000-04-14
CIK 1042456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to ________________

Commission File No. 001-13217


                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
              -----------------------------------------------------
                 (Name of small business issuer in its charter)


            Florida                                            91-1796903
-------------------------------                          ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


741 Front Street, Suite 140
Celebration, Florida                                              34747
-----------------------------------------------------           ---------
(Address of principal executive offices)                        (Zip Code)



Issuer's telephone number:  (407) 566-2493

Securities to be registered under Section 12(b) of the Act:  None

Securities to be registered under to Section 12(g) of the Act:


                        No Par Value Class A Common Stock
                Redeemable Class A Common Stock Purchase Warrants
                -------------------------------------------------
                                (Title of Class)

     Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X     No
                                   -----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this report, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     As of April 10, 2000, 5,192,999 shares of the Registrant's no par value Class A Common Stock were outstanding. As of April 10, 2000, the market value of the Registrant's no par value Class A Common Stock, excluding shares held by affiliates, was $ based upon a closing bid price of $2.0625 per share of Class A Common Stock on the Nasdaq SmallCap Market.


     The Registrant's revenues for its most recent fiscal year were $5,105,969.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout this Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in this Report speak only as of the date hereof.

Introduction

     The Company is in the sports entertainment business and (i) owns and operates the Orlando Predators (the "Predators" or the "team"), a professional arena football team of the Arena Football League (the "AFL" or the "League") and
(ii) owns an additional 8.3% net revenue interest in the League (in addition to its League ownership through the Predators). Arena football is played in an indoor arena on a padded 50-yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

Strategy

     The Company's strategy at the League level is to participate through the operation of the Predators and through its League ownership in what the Company believes will be the continued significant growth of the AFL which in turn is expected to result in increased revenue to the Company generated from (i) national (League) and regional (team) broadcast contracts, (ii) national League sponsorship contracts, (iii) the sale of additional League Membership fees, and
(iv) increased fan attendance at AFL games including Predators' games, together with appreciation in the value of the Predators as an AFL team. The trend toward ongoing League growth is evidenced by the February 1999 announcement by the National Football League ("NFL") that it had obtained an option to purchase up to 49.9% of the League and by the addition of five new AFL teams (Los Angeles, Carolina, Detroit, New Orleans and Chicago) which are expected to begin play in the 2000 and 2001 seasons.

     In a broader sense, the Company's strategy is to acquire and consolidate the operations of minor league professional sports teams in order to realize the significant economies of scale available through the operations of these sports franchises. Consistent with this strategy, the Company expects to have a Merger Agreement completed by late April 2000 to acquire United Sports Ventures, Inc. and United Sports Holding, Inc. (collectively "USV"). USV owns and operates three minor league hockey teams and holds a controlling interest in a minor league baseball team. The acquisition is contingent upon approval by the Company's stockholders, financing matters and other conditions.

     At the team level, the Company's strategy is to increase fan attendance at Predators' home games, expand the Predators' advertising and sponsorship base, and contract with additional local and regional broadcasters to broadcast Predators' games.

     The Company believes that fan attendance will increase based upon the game winning success (if any) of the Predators in the AFL and by increasing media exposure of the team in the central Florida area. Game winning success requires the ongoing recruitment of superior players. In order to recruit players, the Company employs a recruiting team, which includes the Company's head coach and Director of Player Personnel. In order to increase media exposure to the team in central Florida, and expand the Company's sponsorship base, the Company employs a marketing representative who calls upon the media, corporate sponsors and other central Florida organizations. This marketing representative also calls directly upon central Florida businesses to solicit advertising and sponsorship funds on behalf of the team. The Predators participate in a number of charitable events during the year as a part of a community relations and recognition program and maintain an Internet website at www.orlandopredators.com. The Company also employs five to ten part-time telemarketing personnel prior to commencement of the AFL season to assist in ticket sales.

     The Company's strategy also includes maintaining and building community support for, and recognition of, the team as an ongoing valuable entertainment institution in central Florida and throughout the state. The Company believes that the value of the Predators as a sports team will increase if community support and recognition are maintained. In this regard, the Predators completed their ninth AFL season in 1999, have played in the Arena Bowl for the AFL championship on five occasions and won the Arena Bowl XII championship in the 1998 season. The Predators hold one of the best all-time win-loss records among current and former AFL teams and have recorded the highest announced average AFL per game attendance in a number of prior seasons.

History

     The AFL is a limited liability company organized to govern the arena football teams that comprise the League and to sell team memberships ("Memberships") in major United States markets. The AFL's first season commenced in 1987. Between 1987 and 2000, the League grew from four teams to 17 teams with teams in New Orleans, Chicago and Detroit expected to begin play in 2001. The membership fees for the next team joining the AFL have increased from $125,000 in 1995 to $5.5 million for the 2000 season. Since 1992, announced League attendance has grown from 736,000 to over 1.1 million (including play-off games). Game broadcasts during this period have included local, regional, ESPN, ESPN 2 and ABC coverage. For the 2000 season, the Arena Football League has reached an agreement on a non-exclusive, multi-year television contract with CBS Cable's TNN, ESPN and ESPN2, and ABC Sports. The contract will feature 14 broadcasts in prime time on CBS Cable's TNN and 10 playoff games split between

TNN, ESPN and ESPN2. Arena Bowl XIV, the league's championship game, will be broadcast on ABC Sports on Sunday, Aug. 20. The length of contract covers three years for TNN and one year each on ESPN, ESPN2, and ABC. TNN's contract includes two, one-year options. The agreements with the other broadcast entities include a one-year option. From 11 million television households in 1994, the AFL is expected to reach approximately 80 million households in 2000.

     The Company has derived its revenue and operating funds from the arena football operations of the Predators and its 8.3% net revenue interest in the AFL. Revenue from football operations results from the sale of tickets to the Predators' home games, the sale of advertising and promotions to Predator sponsors, the sale of local and regional broadcast rights to Predators' games, the sale of merchandise carrying the Predators' logos, and concession sales at Predators' home games. Revenue from the Company's League ownership results from the Company's share of all League revenue, primarily consisting of League contracts with national media organizations, expansion team Membership fees, national corporate sponsorships and League merchandising sales.

     In April, 1998, the NFL amended its by-laws to allow its owners to purchase additional professional football teams. To date, the owners of five NFL teams have purchased or applied to purchase AFL teams.

     As indicated above, in February 1999 the NFL was granted a three-year option to purchase up to 49.9% of the League. Should the NFL exercise its option, this shared ownership is expected to improve the AFL's ability to negotiate national media contracts, to develop new league corporate sponsorships and to sell AFL merchandise.

Arena Football and the Arena Football League

     In 1985, Jim Foster, a professional football marketing executive, formulated a plan for an indoor professional football game that included a 50-yard playing field, an eight-player single platoon system and the use of drop kicks and rebound nets. The first Arena Football game was played in Rockford, Illinois on April 26, 1986 with a second game played on February 26, 1987 in Chicago, Illinois.

     In March 1987 the U.S. Patent Office issued a U.S. Patent ("Patent") to Gridiron Enterprises, Inc. an Illinois corporation ("Gridiron") for the Arena Football Game System and rules of play as well as trademarks for the logo and names associated with Arena Football. In December 1991, the AFL was incorporated as a non-profit membership corporation in the state of Delaware. Also in 1991, Gridiron entered into an exclusive licensing agreement with the AFL to organize, operate and market Arena Football throughout the United States by selling team memberships in major markets across the United States. Pursuant to the licensing agreement, the AFL granted to Gridiron a per team royalty of $20,000 per year in return for using the game system and rules of play of Arena Football. In August 1998 the AFL purchased all patent and other rights to the Arena Football Game System from Gridiron for $4,000,000. In August 1998 the AFL became a limited liability company.

     Four teams were fielded for the League's inaugural 1987 season. By 1991, the League had eight teams and had played exhibition games in London and Paris. In 1992 and 1993, the League fielded 12 teams and 10 teams, respectively, with some games televised on the ESPN cable network. During the 1998 season, the League consisted of 14 teams including expansion teams in New York, New Jersey and Nashville. In the 1999 season, Buffalo commenced play, and in 2000 and 2001 expansion teams in Los Angeles and Carolina followed by Detroit, Chicago and New Orleans, respectively, are expected to commence play.

     AFL games are generally played in an indoor basketball/hockey sports arena, which offers fans climate-controlled conditions and a more intimate view of the game. As a result of the smaller playing field, the rebound nets and a general emphasis on offensive play, Arena Football games are generally high scoring, fast-paced action contests.

     Game attendance has risen consistently over the AFL's 13 seasons of play with over 1.1 million in total fan attendance announced for the 1999 season. Per game announced attendance averaged approximately 10,000 during the 1999 season. "Announced" game attendance represents attendance figures provided by League teams to the League and the media and cannot be independently verified. Approximately 66% of AFL viewers are male and 34% are female with 60% of such viewers under the age of 35. In terms of education, 47% have college or graduate degrees, 28% have some college attendance and 87% hold at least high school diplomas.

     The membership fee for new teams joining the AFL has grown from $125,000 for the 1990 season to $7 million for the 2001 season. In 1999 there were approximately 27.5 million households with AFL teams in their metropolitan areas, up from 11 million households in 1994. During the 2000 season, TNN, ESPN, ESPN 2 and ABC will broadcast a total of 25 games including ten playoff games and the Arena Bowl.

     AFL team salaries for the 1999 season ranged from $350,000 to $750,000. Players' salaries range from $11,600 to $105,000 per season. In February 2000, the League entered into an interim collective bargaining agreement with the Arena Football League's Player Organizing Committee. This interim agreement substantially increased benefits to the League's players. Minimum salaries are $11,600 for a first year player, $14,500 for a second year player and $17,400 for a player with a minimum of three years of service. The agreement also calls for year round health insurance for the players and their families, full pay for inactive players, short and long term disability insurance, a 401k pension plan and unrestricted free agency after eight years of service in the League. A long-term collective bargaining agreement is expected to be completed later this year. There are no player drafts, although expansion teams are allowed to draw from a pool of players designated by existing AFL teams.

     The Predators provide a $250,000 occupational health, accidental death and disability insurance policy. Each team is required to pay the first $35,000 of claims for an injured player up to an aggregate of $356,000 for the three Florida based AFL teams.

Rules of Arena Football

     Arena Football is played in an indoor arena on a field, which consists of a padded surface 85 feet wide and 50 yards long with eight-yard end zones. The end zone goalposts are nine feet wide with a cross-bar height of 15 feet compared to NFL goalposts, which are 18 1/2 feet wide with a cross-bar height of 10 feet. Eight feet above each end zone are goal-side rebound nets, which are 30 feet wide by 32 feet high.

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

AFL Teams

     For the 2000 season, the AFL will consist of the following 17 teams, aligned into two conferences, with two divisions in each conference:

                               American Conference

         Western Division                          Central Division
         ----------------                          ----------------
         Arizona Rattlers                          Iowa Barnstormers
         Oklahoma City Wranglers                   Milwaukee Mustangs
         San Jose SaberCats                        Houston ThunderBears
         Los Angeles Avengers                      Grand Rapids Rampage

                               National Conference

         Eastern Division                          Southern Division
         ----------------                          -----------------
         Albany Firebirds                          Florida Bobcats
         New England Sea Wolves                    Nashville Kats
         New Jersey Red Dogs                       Orlando Predators
         Buffalo Destroyers                        Tampa Bay Storm
                                                   Carolina Cobras

Regular Season and Playoffs

     Following two pre-season games, the regular AFL season extends from April to July, with each team playing a total of 14 games against teams from both conferences. Half of the games are played at home, and half are played away. At the end of the regular season, the four division champions along with the eight teams with the best winning records, qualify for the AFL playoffs to determine the AFL's Arena Bowl champion for that season. Seeds 1-4 receive first round byes with seed 1 playing the lowest seed remaining after first round play and so on. Each playoff round is played in the home arena of the team with the best winning record.

Gate Receipts, AFL Assessments and Distributions

     AFL teams are entitled to keep all gate receipts from pre-season home games, regular season home games and playoff home games. Teams do not receive any gate receipts from away games except that visiting teams are reimbursed for hotel expenses by the home team. Each team is required to pay an annual assessment to the AFL which is generally equal to the team's share of the League's annual operating costs and each team is contingently liable for other team membership purchases, team repurchases by the League and League litigation. Each team's assessment is generally funded by its share of revenue derived from the League's national television contracts, from the sale of AFL licensed merchandise and from revenues generated by the League's sale of expansion team franchises. Each visiting team participating in the playoffs is reimbursed for hotel expenses and receives a fixed payment of $45,000 for the first playoff round, $45,000 for each playoff game and $50,000 for the Arena Bowl.

AFL Licensing

     The AFL operates a League licensing program on behalf of its teams. Under the program, product manufacturers sign agreements allowing them to use the names and logos of all AFL teams, the AFL itself and AFL's special events (including playoffs and the Arena Bowl) in exchange for royalty and guarantee payments. For the year ended December 31, 1999, the Company's share of net revenues from licensing was negligible. The Company's share of net revenue from the League (the "Team Share") was equal to 1/24 of the AFL's net revenue for the 1999 season and will be 1/25 for the 2000 season. The Company's Team Share is equal to the AFL's net revenue divided by the total number of League teams (17 in 2000), two Gridiron Team Shares, two Team Shares owned by the Company and four expansion teams. League assessments are also based upon the Team Share. Each team is also permitted to license its club identified products locally for sale at its arena, at team owned and operated stores and through team catalogs. The Company purchased two non-voting equity interests in 1998 and in 1999 the Company's Team Share was 1/24 together with an additional 2/24 for its two non-voting equity interests.

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

arenafootball2 League

     In August 1999 the AFL established the arenafootball2 League to be comprised of smaller market "farm" teams. To date, 15 teams have joined the new league, which commences play in April 2000 with an 18-week, 120-game schedule. The 15 teams include Augusta, GA; Birmingham, AL; Charleston, SC; Greensboro, NC; Greenville, SC; Huntsville, AL; Jacksonville, FL; Little Rock, AR; Norfolk, VA; Pensacola, FL; Quad Cities, IA; Richmond, VA; Roanoke, VA; Tallahassee, FL; and Tulsa, OK. Franchises in Shreveport-Bossier, LA and Ft. Myers, FL are expected to join the league in 2001.

     The creation of arenafootball2 is a significant step for the Company and the AFL. The addition of this league practically doubles the number of cities that will have either an AFL or arenafootball2 franchise. This expansion will greatly increase the visibility of the game throughout the United States, which will result in greater credibility for the sport. And since arenafootball2 is 51 percent owned by the Arena Football League, it will have a positive impact on the Company's operations.

Restrictions on Ownership

     The AFL Charter and Bylaws contain provisions which may prohibit a person from acquiring the Common Stock and affect the value of the Common Stock. In general, any acquisition of shares of Common Stock, which will result in a person or a group of persons holding 5% or more of the Company's outstanding Common Stock, will require the prior approval of the AFL, which may be granted or withheld in the sole discretion of the AFL. The prospective purchaser would be required to submit an AFL application, in form prescribed by the AFL, providing certain information relating to that person's background. Upon receipt of such application, the AFL has the right to conduct an investigation of the prospective purchaser. In addition, the AFL may condition its approval upon the execution, delivery and performance by the prospective purchaser of such documents as the Charter or Bylaws shall prescribe. If a prospective purchaser obtains the AFL's consent to acquire a 5% or more interest in the Company, such prospective purchaser will be required to acknowledge that the purchaser will be bound by the applicable provisions of the AFL Charter and Bylaws.

     In addition, no person who directly or indirectly owns any interest in an AFL team, may own, directly or indirectly, a 5% or more interest in any other team, without the prior approval of the AFL. The AFL Bylaws also contain provisions, which prohibit team owners from engaging in certain activities, such as wagering on any game in which an AFL team participates. AFL players and referees and employees of the AFL and its member clubs (other than the Company) are not eligible to purchase or hold Common Stock. The AFL could in the future adopt different or additional restrictions which could adversely affect the shareholders.

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

Current Operations of the Company

     The Company derives substantially all of its revenue from the Arena Football operations of the Predators and its aggregate 12% net revenue interest in the League. This revenue is primarily generated from (i) the sale of tickets to the Predators' home games, (ii) the sale of advertising and promotions to Predator sponsors, (iii) the sale of local and regional broadcast rights to Predators' games, (iv) the Company's share of League media contracts, Membership fees paid by expansion teams and League licensing sales, and (v) the sale of merchandise carrying the Predators' logos.

     In March 1998, the Company entered into an agreement with the AFL pursuant to which it agreed to purchase two additional Team Shares in the League (which then represented 2/19 of the League's revenue) for $6,000,000. Under the terms of the agreement, the Company will receive $480,000 per year and its two additional Team Shares of the League's gross revenue with all monies going towards the principle balance, until the Company receives an aggregate of $6,000,000. The League currently owes the Company $4,609,338.

     Ticket Sales. The Predators played seven home games and seven away games during the 1999 AFL regular season together with one home and one away pre-season exhibition game. Under the AFL Bylaws, the Company receives all revenue from the sale of tickets to regular season and pre-season home games and no revenue from the sale of tickets to regular season and pre-season away games.

     The Predators play all home games at the Orlando Arena, which holds approximately 16,000 spectators. Ticket prices for regular season home games during the 1999 season at the Orlando Arena ranged from $10 to $100 per game. The following table sets forth certain information relating to the Predators' regular season revenue generated by the sale of tickets for the 1998 and 1999 seasons:


---------------------------------------------------------------------------------------------

Season             Number of             Average          Average Paid           Average
                 Season Tickets      Per Game Paid        Ticket Price     Ticket Revenue Per
                                       Attendance                                 Game
---------------------------------------------------------------------------------------------

1998                 7,055               8,661             $21.61              $187,169
1999                 7,612               9,976             $21.48              $214,299

     Advertising and Promotion. The Company generates revenue from the sale of advertising displayed on signs located throughout the Orlando Arena, and through other promotions utilizing the team's name or logos. In addition, the Company markets team "sponsorships" to local and regional businesses which provide a combination of advertising rights, promotional rights and VIP ticket privileges. Advertising rights include the use of corporate logos within the Orlando Arena, commercials on radio and television, advertisements in the ArenaBall magazine, display of the sponsor's name on the Jumbotron (a large, four sided electronic sign located in the center of the Orlando Arena, public address announcements, the inclusion of customer names on team posters and the like. Promotional rights include banners displayed in the team's VIP room at the Orlando Arena), availability of blocks of seats in the upper bowl end zone for specific games, the use of the team's logos and autographed helmets. VIP privileges include high priority seating selections, parking passes, VIP room passes and travel packages, which include attendance at team away games.

     Local and Regional Television, Cable and Radio Broadcasts. In March 1998, the Company entered into a three-year television contract with the Sunshine Network for the 1998, 1999 and 2000 seasons providing for the Company to receive approximately $25,000 per season. The Company also entered into a one-year radio contract with Clear Channel, Inc. providing for the Company to receive approximately $35,000 in 2000. Most of the proceeds from the two media contracts are paid in the form of bartered commercial television and radio time made available to the Company.

     National Television. For the 2000 season, the AFL granted TNN, ESPN, ESPN 2 and ABC broadcast rights to televise 25 AFL games, including ten playoff games and ABC's telecast of the Arena Bowl. All games will be televised live in 2000 (no tape delays as in previous years).

     Sale of Merchandise. The Company generates additional revenue from the sale of merchandise carrying the Predator logos (primarily athletic clothing such as sweatshirts, T-shirts, jackets and caps) at the Orlando Arena and at the Company's corporate offices in downtown Orlando. Revenue from the sale of such merchandise was approximately $79,000 for the 1999 season.

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

Performance

     The following table describes the performance of the Predators during the last three AFL seasons:

           Season Record         Finish in Division         Playoff Results
           -------------         ------------------         ---------------

    1997       10-4                    1st                  Lost in second
                                                            playoff  game
    1998        9-5                    2nd                  Won the Arena
                                                            Bowl Championship
    1999        7-7                    3rd                  Lost the Arena
                                                            Bowl Championship

Coaches

     Jay Gruden, age 33, was retained by the Company as the Predators' head coach in August 1997. Coach Gruden replaced Perry Moss who had been the team's head coach for the previous seven seasons. Coach Gruden quarterbacked the Tampa Bay Storm for six seasons from 1991 to 1996. During his tenure, he set AFL records for career pass completions (1,182), passing yards (15,514) and passing touchdowns (280). He led Tampa Bay to Arena Bowl championships four times, including back-to-back titles in 1995 and 1996. A two-time All-Arena selection, Coach Gruden also was the League's Most Valuable Player in 1992.

     Coach Gruden was hired in 1996 to become offensive coordinator of the AFL expansion Nashville Kats. Nashville won an expansion team record 10 games and qualified for the AFL playoffs. Coach Gruden was credited with developing Nashville's quarterback, Andy Kelly, into one of the League's top quarterbacks. Kelly finished the season with an AFL-leading 82 touchdown passes and was the League's fifth rated quarterback. Under Coach Gruden, the Nashville offense finished third in the AFL in scoring at 52.9 points per game and was fourth in total offense at 285.2 yards per game. Coach Gruden's offenses produced victories in the 1997 season over eventual league champion Arizona, two wins over the Predators and wins over two other playoff teams.

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

     Coach Gruden's staff includes four assistant coaches including an assistant head coach, a special teams coach and a director of player personnel.

Players

     The rules of the AFL permit each team to maintain an active roster of 20 players during the regular season with an additional 4 players on the inactive list.

     AFL team salaries for the 1999 season ranged from $350,000 to $750,000. For the 2000 season, players' salaries will range from $11,600 to $105,000 per season. In February 2000, the League entered into an interim collective bargaining agreement with the Arena Football League's Player Organizing Committee. This interim agreement substantially increased benefits to the League's players. Minimum salaries are $11,600 for a first year player, $14,500 for a second year player and $17,400 for a player with a minimum of three years of service. The agreement also calls for year round health insurance for the players and their families, full pay for inactive players, short and long term disability insurance, a 401k pension plan and unrestricted free agency after eight years of service in the League. A long-term collective bargaining agreement is expected to be completed later this year. There are no player drafts, although expansion teams are allowed to draw from a pool of players designated by existing AFL teams.

Orlando Arena

     The Predators have played in the Orlando Arena, which has a seating capacity of 15,595, since 1991. In March 1998, the Company signed a new five-year lease (with an additional five-year option) with the Orlando Arena commencing in the 1998 season at approximately the same per game rental as its previous lease, but which provides the Company with an approximately 20% share of revenue generated from food and beverage concessions in exchange for the Company reducing ticket prices by approximately 10% to 20%, depending upon seat location. The Company will also receive a rebate against rent of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons.

Competition

     The Predators compete for sports entertainment dollars with other professional sports teams and with college athletics and other sports-related entertainment. During portions of the AFL season, the Predators compete with professional basketball (NBA and WNBA) in the city of Orlando and with professional hockey and professional baseball in the state of Florida. In addition, the colleges and universities in central Florida, as well as public and private secondary schools, offer a full schedule of athletic events throughout the year. The Predators also compete for attendance and advertising revenue with a wide range of other entertainment and recreational activities available in central Florida. On a broader scale, AFL teams compete with football teams fielded by high schools and colleges, the Professional Indoor Football League (a fledgling indoor style football league established in 1997) the NFL, the Canadian Football League and NFL Europe. Additionally, in early 2000, the World Wrestling Federation announced the formation of an eleven-man outdoor league called the XFL. Preliminary indications are that it will play from January thru April and field eight teams, of which one is schedule to be placed in Orlando, FL.

Employees

     In addition to its active football players, the Company employs six football personnel and 16 non-football personnel. During the AFL season, the Company also uses volunteer part-time employees from time to time.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company leases team offices at 400 West Church Street in Orlando, Florida, pursuant to a two-year lease covering 4,800 square feet for $900 per month. The Company paid approximately $40,000 for leasehold improvements in the space. The Company leases corporate offices at 741 Front Street, Celebration, Florida, under a two-year lease terminating January 2002 at a monthly rental of $3,200.

     The Predators have played in the Orlando Arena, which has a seating capacity of 15,595, since 1991. In March 1998, the Company signed a new five-year lease (with an additional five-year option) with the Orlando Arena commencing in the 1998 season at approximately the same per game rental as its previous lease, but which provides the Company with an approximately 20% share of revenue generated from food and beverage concessions in exchange for the Company reducing ticket prices by approximately 10% to 20%, depending upon seat location. The Company will also receive a rebate against rent of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     In December 1998, Jack Youngblood, the Company's former President, filed suit against the Company in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida captioned Youngblood vs. The Orlando Predators Entertainment, Inc., et al. (Case No. C98-10027-35). Mr. Youngblood alleges that the Company breached its employment agreement with Mr. Youngblood by terminating his employment for job abandonment and by issuing defamatory press releases. The Company settled with Mr. Youngblood in March 2000 for an amount of $300,000. Mr. Youngblood also retained his 34,500 stock options at an exercise price of $2.00 per share. The Company believes it will be reimbursed at a minimum of 50% of the settlement by its D/O Insurance carrier plus 50% of its legal fees in excess of the deductible.

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

     In February 2000, the Arena Football League ("AFL") and all of its member teams, including the Company, were joined as defendants in a civil action brought by several AFL players (the case is captioned James Guidry, et. al. vs. Arena Football League L.L.C. et. al., United States District Court, District of New Jersey, Case Number 00-533-HAA) in which plaintiffs seek damages for violation of federal antitrust law, specifically Sections 1 and 2 of the Sherman Antitrust Act. The complaint seeks damages against the defendants in an amount to be determined and trebled, plaintiffs' cost of litigation and further relief, as the court deems proper and equitable. Should the plaintiffs prevail, the Company's operating expenses, results of operations and financial condition could be materially and adversely affected.

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

                       PRICE RANGE OF CLASS A COMMON STOCK

     The Company has approximately 886 holders of record of its Common Stock. The Company's Common Stock has been traded on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "PRED" since December 1997. On April 10, 2000, the closing price of the Company's Common Stock was $ 2.0625 per share.

     The following table sets forth, for the quarters indicated the range of high and low sales prices of the Company's Common Stock on the Nasdaq SmallCap Market.

                                                       Common Stock
         By Quarter Ended:                        High             Low
                                                  ----             ---
         Calendar 2000
         -------------
         March 31, 2000                           $3.12            $1.75

         Calendar 1999
         -------------
         December 31, 1999                        $3.75            $2.75
         September 30, 1999                       $4.50            $3.00
         June 30, 1999                            $5.00            $4.12
         March 31, 1999                           $7.25            $3.25

         Calendar 1998
         -------------
         December 31, 1998                        $3.38            $3.25
         September 30, 1998                       $3.88            $3.38
         June 30, 1998                            $5.26            $3.63
         March 31, 1998                           $4.25            $2.94

     The above quotations were reported by the Nasdaq SmallCap Market and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of March 3, 2000, the Company had approximately 886 record and beneficial stockholders.

Class A and Class B Common Stock

     The Company is authorized to issue 15,000,000 shares of no par value Common Stock ("Common Stock"), of which 5,192,999 shares of Class A Common Stock are outstanding as of the date of this Report. In addition, the Company has issued 1,000 shares of no par value Class B Common Stock. The Class A Common Stock and Class B Common Stock are identical in all respects except that each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10,000 votes. The Class B Common Stock was issued to satisfy certain control requirements of the AFL. See "Arena Football-Restrictions on Ownership" and "Item 12." Upon issuance, shares of Common Stock are not subject to further assessment or call. Subject to the prior rights of any series of preferred stock which may be issued by the Company in the future, holders of Common Stock are entitled to receive ratably such dividends that may be declared by the Board of Directors out of funds legally available therefore, and, in the event of the liquidation, dissolution or winding up of the Company, are entitled to share ratably in all assets remaining after payment of liabilities. Holders of Common Stock have no preemptive rights or rights to convert their Common Stock into any other securities. The outstanding Common Stock is validly issued, fully paid and nonassessable. The holders of the Class B Common Stock are entitled to convert each share of Class B Common Stock into one share of Class A Common Stock.

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

     The Warrants are also listed on the NASDAQ SmallCap Market under the symbol "PREDW."

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

Transfer Agent and Warrant Agent

     The Company has appointed Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive, Suite 430, Denver, Colorado 80209, as its transfer agent and warrant agent.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

General
The Company is in the sports entertainment business and (i) owns and operates the Orlando Predators (the "Predators" or the "team"), a professional arena football team of the Arena Football League (the "AFL" or the "League") and (ii) owns an additional 8% revenue interest in the League (in addition to its League ownership through the Predators). Arena football is played in an indoor arena on a padded 50-yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

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

In May 1999, the Company entered into a non-binding letter of intent to acquire United Sports Ventures, Inc. ("USV"). USV wholly or partially owns and operates the Quad City Mallards, the Rockford Ice Hogs and the Missouri River Otters of the United Hockey League and the Mobile Bay Bears (AA) professional baseball club. The Company expects to complete the acquisition in 2000.

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

Results of Operations
Year Ended December 31, 1999 Compared To The Year Ended December 31, 1998

Revenues
The Company recognizes game revenues and expenses over the course of the season (April through August).

Revenues for the year ended December 31, 1999 were $5,105,969, which represented an increase of $1,386,640 or 37% as compared to revenues for the period, ended December 31, 1998 of $3,719,329. The increase for the year ended December 31, 1999 was directly attributable to an increase in corporate sponsorship revenue of $499,053 and an increase of League revenue of $1,008,246 due to the Raleigh Durham, NC and Chicago, IL expansion franchises that will begin play in 2000 and 2001, respectively. The team played the same number of home games in the period as last year. Ticket sales are recognized when the games are played. The lease agreement with the Orlando Arena generated $118,521 in concession income for the eight home games played in this period.

The telemarketing division also generated revenue of $90,798 for the year ended December 31, 1999 compared to $130,600 for the year ended December 31, 1998. The division produced revenue from selling season tickets for the Tampa Bay Storm of the AFL and the Missouri River Otters of the UHL. The Company has entered into an agreement to sell year 2000 season tickets for the San Jose Sabercats of the AFL. The Company anticipates the expansion of this division in the future to other teams in the AFL, arenafootball2 (the AFL's minor league system is expected to begin play in the 2000 season) and other minor league hockey and baseball teams.

Operating Expenses
------------------
Operating expenses of $1,973,414 decreased of $6,420 or (0.32 %) for the year ended December 31, 1999 as compared to $1,979,834 for the year ended December 31, 1998.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses of $989,810 increased $324,763 or 49% for the year ended December 31, 1999 compared to $665,047 for the year ended December 31, 1998. This was due to telemarketing department expenses of $188,000, which is the Company's primary source of increasing and maintaining the team's season ticket base. Coinciding with the large increase in sponsorship revenue, corporate sponsorship commissions increased to $226,000 compared to approximately $70,000 in the same period in 1998.

League Assessments
------------------
League assessments of $583,809 increased $463,809 or 386% for the year ended December 31, 1999 as compared to $120,000 for the year ended December 31, 1998. The League is comprised of numerous teams who share in all league revenue and expenses. League assessments are based upon the team's share of league operating expenses and other league expenses such as legal settlements.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $1,161,532 decreased $77,640 or (6%) for the year ended December 31, 1999 compared to $1,239,172 for the year ended December 31, 1998. This decrease can be primarily attributed to a restructured senior management.

Playoffs
--------
The Orlando Predators played three road playoff games in 1999 and played one home and two road playoff games in 1998. Playoff revenues for the year ended December 31, 1999 were $176,970 as compared to $225,762 for the year ended December 31, 1998. Home teams retain all revenues for playoff games. Road teams receive $45,000 for rounds one and two, and $50,000 for the Arena Bowl.

Playoff expenses for the year ended December 31, 1999 were $259,485 as compared to $357,121 for the year ended December 31, 1998.

Other Income/Expense
--------------------
Interest income during year ended December 31, 1999 was $458,774 as compared to $207,640 for the year ended December 31, 1998. The interest income related to the Arena Football League is due to the Nth Purchase Agreement.

Interest expense during the year ended December 31, 1999 was $12,075 as compared to $63,418 for the prior period.

In March 2000, the Company settled its lawsuit with its former President Jack Youngblood. The Company believes it is responsible for one-half of the $300,000 settlement due to insurance coverage.

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

The reduction of indebtedness using proceeds of the private placements improved the Company's liquidity by reducing indebtedness required to be paid in the future. The Company believes that cash flows from operations, along with distributions related to the purchase of two equity interests in the AFL will enhance the Company's future cash flows and satisfy the Company's anticipated working capital requirements for at least the next 12 months. This will be accomplished by the requirement that the AFL make a minimum principal and interest payment to the Company in the amount of $480,000 annually.

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

The Company has experienced no material Year 2000 problems in the period since January 1, 2000.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
----------------------------------------------------------------------

     Information concerning each of the Company's executive officers and directors is set forth below:

                                                                           Officer/Director
Name                           Age      Position                                Since
----                           ---      --------                           ----------------

J. Richard Corley(1)(2)        62      Chairman of the Board                     1999
                                       of Directors

Eric A. Margenau (1)           58      Chief Executive Officer, President        2000
                                       and Director

Jeffrey L. Bouchy (2)          34      Secretary, Treasurer,                     1998
                                       Chief Financial Officer and
                                       Director

Thomas F. Winters, Jr., M.D.   46      Director                                  1997

John W. Frasco (1)(2)          60      Director                                  1999

----------

(1)   Member of Compensation Committee.
(2)   Member of Audit Committee.

     Directors are elected at the Company's annual meeting of shareholders and serve a term of one year or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, subject to the bylaws of the Company. Mr. Gagleard resigned in 1998 and Messrs. Bouchy (Brett L.), Meris, Armstrong and Whelan resigned in 1999.

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

     The principal occupation of each director and executive officer of the Company, for at least the past five years, is as follows:

     J. Richard Corley was elected Chairman of the Board of Orlando Predators Entertainment, Inc. in February 2000.

     Mr. Corley is currently on the Board of Directors of Howard Bank and is a Trustee Emeritus for Champlain College. Mr. Corley has also been the Chief Executive Officer and owner of Bowl New England, an operator of 18 bowling centers in six northeastern states since 1968. From 1982 to 1998 he served as a commissioner for Burlington International Airport, spending the last eight years as that group's Chairman. From 1959-1973 Mr. Corley served as a pilot and navigator in the United States Air Force. Mr. Corley is a graduate of St. Michaels College

     Eric A. Margenau was appointed Chief Executive Officer and President of Orlando Predators Entertainment, Inc. in January 2000. Dr. Margenau is also the President of United Sports Ventures Inc.

     Dr. Margenau has been involved in the ownership and operation of Minor League Sports teams since 1986. In that time he has owned, operated and/or managed seven Minor League Baseball franchises and four Minor League Hockey franchises. Dr. Margenau has been a practicing psychologist for over twenty years. From 1983 to 1988 he was the executive director of the Center for Sports Psychology and in his capacity as a sports psychologist, he has acted as a consultant to several Major League Baseball teams. Dr. Margenau is a graduate of Dickinson College and received his Doctorate from New York University.

     Jeffrey L. Bouchy has served as the Chief Financial Officer and Director of Orlando Predators Entertainment, Inc. since late 1998. He also serves as the General Manager of the Orlando Predators.

     From 1995 to 1998 he was Chief Financial Officer of Gum Tech International, Inc., a Nasdaq National Market company. From 1994 to 1995 he was employed by Fun Tees, Inc., a t-shirt manufacturer. From 1992 to 1993 he was involved in arena management with the Charlotte Coliseum, home of the NBA's Charlotte Hornets. From 1990 to 1991 Mr. Bouchy was employed by the Phoenix Roadrunners of the International Hockey League, assisting in public relations and game operations. Mr. Bouchy earned a B.S. degree in Accounting from Arizona State University and a M.S. degree in Sports Management from West Virginia University. While completing his graduate studies at WVU, he worked for the Assistant Athletic Director of Finance and Administration. Mr. Bouchy received his Series 7 and Series 63 stockbroker licenses in the fall of 1998.

     Thomas F. Winters, Jr., M.D. received his medical degree in 1980 from the University of Connecticut. Dr. Winters is a designated consultant for Major League Baseball, Inc.; Orthopedic Consultant for the Kansas City Royals Baseball

Organization, Orlando International Aquatic Center and Brown's Gymnasium. Dr. Winters has concentrated on adult orthopedics, specifically, sports medicine and adult reconstruction, which includes total joint replacement, since 1986. He has received patents for the design of rotational components for total knee replacements, and for meniscal cartilage repair following knee injuries. In 1996 Dr. Winters founded the Tom Winters Orthopedics and Sports Medicine Center.

     John W. Frasco is the managing partner of Frasco & Caponigro, P.C., a Bloomfield Hill, Michigan-based law firm.

     He founded Sports Management Network, Inc. in 1988 and was a principal stockholder of that firm until 1998. Sports Management Network, Inc. is involved in sports sponsorships, endorsement and player contracts. From 1980 to 1988, Mr. Frasco founded and was Chairman of Championship Auto Racing Teams, Inc. (now known as Indy Car), which is the controlling body of Indy Car racing. Mr. Frasco has owned and operated racing events in Atlanta, New York, Miami, Las Vegas and Vancouver. Mr. Frasco received his B.A. degree from Loras College in Dubuque, Iowa and his Juris Doctorate from Detroit College Law.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     None of the Company's executive officers received compensation in excess of $100,000 for the years ended December 31, 1998 or 1999. The following table indicates all compensation received the by Company's Chief Executive Officer in 1998 and 1999.

                                    Summary Compensation Table

                                                                      Annual Compensation (1)
                                                                      -----------------------
          (a)                   (b)             (c)              (d)           (e)             (f)
  Name and Principal                                                          Stock        Other Annual
       Position                Year           Salary($)        Bonus($)      Options     Compensation($)
  -------------------          ----           ---------        --------      -------     ---------------

Brett L. Bouchy,
Chief Executive Officer        1999           50,000              0          817,068            0

Jack Youngblood,
President                      1998           63,250              0             0               0


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

     The Company's Board of Directors has reserved 3,000,000 shares of Class A Common Stock for issuance under the Plan. The Plan is administered by the full Board of Directors, which determines which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of Class A Common Stock that may be purchased under each stock option and the stock option price.

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

     As of the date of this Report, 1,867,247 stock options have been granted under the Plan, exercisable at prices ranging from $2.00 to $2.88 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The following table sets forth certain information with respect to the ownership of the Company's Class A and Class B Common Stock as of the date of this Report, by (i) each person who is known by the Company to own of record or beneficially more than 5% of the Company's Class A and Class B Common Stock,
(ii) each of the Company's directors and (iii) all directors and officers of the Company as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Class A and Class B Common Stock and their addresses are in care of the Company. Shareholdings include shares issuable under stock options exercisable within 60 days from the date of this Report.


                                              Number of              Percentage
Name                                Shares Beneficially  Owned         of Class
----                                -------------------  -----         --------

J. Richard Corley (6)                       110,000                      2.1%
Eric A. Margenau (1)(7)                           0                        0%
Jeffrey L. Bouchy (2)                       100,000                      1.9%
Thomas F. Winters (3)                        37,500                      .72%
John W. Frasco (4)                          300,000                     4.59%
Riverlux Trust REG                          725,000                    13.96%
The Monolith Limited Partnership (5)      1,546,500                    29.78%
Brett L. Bouchy (1)                         383,746                     6.88%
All directors and officers
 as a group (5 persons)                     547,500                     9.71%

-----------

(1) Includes stock options to purchase 817,080 shares at $2.50 per share. Mr. Bouchy is under contract to purchase 462.50 Class B shares from the Monolith Limited Partnership. Any Class B shares or Class A shares purchased by Mr. Bouchy under the options will be subject to a voting trust in favor of Mr. Margenau until January 28, 2010.

(2) Includes stock options to purchase 50,000 shares at an average exercise price of $2.50 per share.

(3) Includes stock options to purchase 5,000 shares at an exercise price of $2.00 per share and 65,000 shares at an exercise price of $2.50 per share.

(4) Includes stock options to purchase 450,000 shares of the Company's Class A Common Stock at $2.50 per share.

(5) The Monolith Limited Partnership ("Monolith") is a privately held, Delaware limited partnership, which owns 1,546,500 shares of the Company's Common Stock. The General Partner of Monolith is WGM Corporation, a Delaware Corporation ("WGM"), of which William G. Meris, a former Director of the Company, is the President and sole principal stockholder. Monolith is under contract to sell 925 shares of Class B stock to Messers. B. Bouchy and Margenau (462.5 shares each).

(6)  Includes stock options to purchase 270,000 shares at $2.50.

(7) Mr. Margenau is under contract to purchase 462.50 Class B shares from the Monolith Limited Partnership.

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

     In August 1998, in connection with the sale of 1,000,000 shares of the Company's Class A Common Stock to Riverlux Trust REG at $2.00 per share, Monolith agreed at Riverlux's request to purchase from Riverlux 600,000 of the 1,000,000 shares acquired by Riverlux from the Company for $6.67 per share on or before May 9, 1999. In turn, Riverlux granted Monolith an option to purchase up to 400,000 shares of Class A Common Stock of the Company held by Riverlux commencing September 1999 at prices from $7.00 to $13.00 per share. On July 13,1999 Monolith purchased 275,000 shares from Riverlux at $7.00 per share. In consideration for $550,000 paid by Monolith to the stockholder as a cancellation fee, the stockholder agreed to terminate its put right for the remaining shares.

     In October 1998 the Company retained John W. Frasco, a director, to act as its Vice President for Business Development for which the Company granted Mr. Frasco options to purchase 250,000 shares of the Company's Class A Common Stock at $2.50 per share and agreed to sell to Mr. Frasco 50,000 shares of Class A Common Stock at $2.00 per share.

     In January 1999, the Company issued to Brett L. Bouchy, its then Chief Executive Officer, non-plan options to purchase 950,000 shares of its Class A Common Stock at $4.44 per share until December 2001. The options were issued in connection with a three year employment agreement executed by the Company and Mr. Bouchy and provide that 1/3 of the options vest yearly on the anniversary date of the employment agreement. Mr. Bouchy terminated his employment agreement with the Company in January 2000. Mr. Bouchy canceled his 950,000 non-plan options in consideration of which he received 817,068 plan options at $2.50 per share, which will be placed in a trust under the governance of current CEO/President, Eric Margenau.

     In January 1999 the Company borrowed $350,000 from Monolith at 8% per annum interest. The loan was repaid in July 1999.

     In January 2000, Monolith agreed to sell its 925 shares of Class B Common Stock to Brett L. Bouchy (462.5 shares) and Eric Margenau (462.5 shares). Additionally, in January 2000, Mr. Bouchy granted Mr. Margenau the right to vote the shares until January 2010.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     a. Exhibits:

Exhibit No.                Title
-----------                -----

3.01       Articles of Incorporation of the Registrant(1)
3.02       Bylaws of the Registrant(1)
10.01      1997 Employee Stock Option Plan (1)
10.02      Lease Agreement (1)
10.03      Arena Football League Licensing Program Update-November 4, 1996 (1)
10.04      Bylaws of the Arena Football League (1)
10.05      Membership Agreement with the Arena Football League (1)
10.06      Form of Standard Player Contract (1)
10.08      Purchase Agreement for Orlando Predators (1)
10.09      Exchange Agreement for Orlando Predators' Assets (1)
10.10      Employment Agreement with Mr. Youngblood (1)
10.11      Employment Agreement with Brett L. Bouchy (3)
10.12 Agreement between Arena Football League and the Registrant to acquire the Equity Interests (2)
10.13      Form of April 1998 Promissory Note (2)
10.14      Employment Agreement with Mr. Gruden (2)
10.15      Employment Agreement with Brett L. Bouchy (3)
10.16      Employment Agreement with Jeffrey L. Bouchy (3)
10.17      Employment Agreement with John W. Frasco (3)
10.18      Voting Trust Agreement between Messrs. Bouchy and Margenau
10.19      Merger Agreement between the Registrant and USV (3)
10.20      Civil Complaint: Guidry, et.al. vs. Arena Football
           League LLC et.al.(3)
10.21      Management Agreement (USV)(3)
           Amended Employment Agreement with Brett L. Bouchy (3)

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File Number 333-31671, declared effective on December 10, 1997.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-53217 , filed on May 21, 1998.

(3) Incorporated by reference to the Registrant's previous filings on Forms 10K-SB, 10Q-SB and 8-K.

         b.       Reports on Form 8-K: None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Orlando, Florida, on April 13, 2000.

                                                THE ORLANDO PREDATORS
                                                ENTERTAINMENT, INC.

                                                By: /s/Eric Margenau
                                                    ----------------------------
                                                Eric A. Margenau, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

     Signature                  Title                                   Date
     ---------                  -----                                   ----

/s/J.Richard Corley         Chairman of the Board                 April 13, 2000
--------------------        of Directors
J. Richard Corley


/s/ Eric A. Margenau        Chief Executive Officer,              April 13, 2000
--------------------        President and Director
Eric A. Margenau


/s/ Jeffrey L. Bouchy       Secretary, Treasurer,                 April 13, 2000
---------------------       Chief Financial Officer
Jeffrey L. Bouchy           and Director

                            Director                              April 13, 2000
-------------------
Thomas F. Winters, Jr.


/s/ John W. Frasco          Director                              April 13, 2000
------------------
John W. Frasco

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

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
The Orlando Predators Entertainment, Inc.
Orlando, Florida


We have audited the accompanying balance sheet of The Orlando Predators Entertainment, Inc. as of December 31, 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Orlando Predators Entertainment, Inc. as of December 31, 1999 and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles.




                                             AJ. ROBBINS, P.C.
                                             CERTIFIED PUBLIC ACCOUNTANTS
                                                AND CONSULTANTS

Denver, Colorado
February 4, 2000, except for
Note 4(G) which is dated
March 31, 2000

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 1999
                                -----------------


                                     ASSETS

CURRENT ASSETS:
     Cash                                                            $   368,490
     Accounts receivable, sponsorships                                    42,409
     Accounts receivable, related party                                   54,417
     AFL receivable, current portion                                      84,886
     Accrued interest receivable, AFL                                    597,056
     Inventory                                                            29,807
     Receivable from employees                                            26,431
     Prepaid expenses                                                    315,423
     Deferred acquisition costs                                          179,303
     Deposits                                                             60,000
                                                                     -----------

                  Total Current Assets                                 1,758,222

PROPERTY AND EQUIPMENT, at cost, net                                     445,342

EQUITY INVESTMENT IN AFL                                               4,032,650

AFL RECEIVABLE, net of current portion                                 1,881,085

MEMBERSHIP COST, net                                                   1,844,765

OTHER INTANGIBLES, net                                                    13,789

RESTRICTED INVESTMENT                                                    100,000

OTHER ASSETS                                                                 900
                                                                     -----------

                                                                     $10,076,753
                                                                     ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                            BALANCE SHEET (Continued)
                                DECEMBER 31, 1999
                                -----------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $    474,947
     Accrued interest, related party                                     10,336
     Due to AFL                                                          61,000
     Deferred revenue                                                   722,638
     Convertible debt - related party                                   125,000
                                                                   ------------

                  Total Current Liabilities                           1,393,921
                                                                   ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, 1,500,000 shares authorized;  none
         issued or outstanding                                           --
     Class A Common stock, 15,000,000 shares authorized;
         5,187,999 issued and outstanding                           10,126,400
     Class B Common Stock, 1,000 shares authorized,
         1,000 issued and outstanding                                     5,000
     Additional paid-in capital                                       2,914,403
     Accumulated (deficit)                                           (4,362,971)
                                                                   ------------

                  Total Stockholders' Equity                          8,682,832
                                                                   ------------

                                                                   $ 10,076,753
                                                                   ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                            STATEMENTS OF OPERATIONS
                                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                            1999                   1998
                                                                        -----------            ----------
REVENUES:
     Ticket                                                             $ 1,553,872            $ 1,534,440
     Concession                                                             118,521                122,866
     Play-off                                                               176,970                225,762
     Advertising and promotions                                           1,345,072                846,019
     League                                                               1,808,162                799,916
     Telemarketing                                                           90,798                130,600
     Other                                                                   12,574                 59,726
                                                                        -----------            -----------

              Total Revenues                                              5,105,969              3,719,329
                                                                        -----------            -----------
COSTS AND EXPENSES:
     Operations                                                           1,973,414              1,979,834
     Playoff expenses                                                       259,485                357,121
     Selling and promotional expenses                                       989,810                665,047
     League assessments                                                     583,809                120,000
     General and administrative                                           1,161,532              1,239,172
     Telemarketing expenses                                                 109,635                220,107
     Amortization                                                            70,432                 70,432
     Depreciation                                                            73,595                 43,610
     Loss from disposal of equipment                                          9,601                 13,783
                                                                        -----------            -----------

              Total Costs and Expenses                                    5,231,313              4,709,106
                                                                        -----------            -----------

OPERATING (LOSS)                                                           (125,344)              (989,777)
                                                                        -----------            -----------

OTHER INCOME (EXPENSE):
     Interest expense                                                       (12,075)               (63,418)
     Interest income                                                         12,172                 57,186
     Interest income, AFL                                                   446,602                150,454
     Loss on settlement of litigation                                      (106,000)                  --
     Loss from equity investment in AFL                                        --                  (38,786)
                                                                        -----------            -----------

              Net Other Income (Expense)                                    340,699                105,436
                                                                        -----------            -----------

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES                   215,355               (884,341)

PROVISION (BENEFIT) FOR INCOME TAXES                                           --                     --
                                                                        -----------            -----------

NET INCOME (LOSS)                                                           215,355               (884,341)

EFFECT OF MONOLITH LIMITED PARTNERSHIP PUT AGREEMENT                           --               (2,802,000)
                                                                        -----------            -----------

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS                       $   215,355            $(3,686,341)
                                                                        ===========            ===========

NET INCOME (LOSS) PER SHARE, Basic                                      $       .04            $     (1.09)
                                                                        ===========            ===========

Weighted Average Number of Common Shares Outstanding, Basic               5,132,535              3,374,836
                                                                        ===========            ===========

NET INCOME PER SHARE, Diluted                                           $       .04
                                                                        ===========

Weighted Average Number of Common Shares Outstanding, Diluted             5,254,117
                                                                        ===========

                               SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                    F-5



                                          ORLANDO PREDATORS ENTERTAINMENT, INC.
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                      ----------------------------------------------




                                          Class A Common Stock      Class B Common Stock  Additional
                                        -----------------------     -------------------    Paid-In        Accumulated
                                          Shares       Amount         Shares     Amount     Capital       (Deficit)       Total
                                        ---------   -----------      -------- ----------  -----------    ------------   ------------
Balances,
   December 31, 1997                    2,480,000   $ 4,861,707       1,000   $    5,000   $      --     $  (891,985)   $ 3,974,722

Class A  Common Stock issued in
   private placements, net of
   offering costs of $794,556           2,570,000     5,005,443        --           --            --            --        5,005,443

Stock options issued to consultants          --            --          --           --          77,940          --           77,940

Effect of Monolith Limited
   Partnership Put Agreement                 --            --          --           --       2,802,000    (2,802,000)          --

Net (loss)                                   --            --          --           --            --        (884,341)      (884,341)
                                      -----------    ---------   ----------   -----------   -----------    -----------   ----------

Balances,
   December 31, 1998                    5,050,000     9,867,150       1,000        5,000     2,879,940    (4,578,326)     8,173,764

Class A Common Stock issued in
   private placements, net of
   offering costs of $31,750              115,000       213,250        --           --            --            --          213,250

Class A  Common Stock issued for
   exercise of stock options               22,999        46,000        --           --            --            --           46,000

Warrants issued with convertible
   debt                                      --            --          --           --          34,463          --           34,463

Net income                                   --            --          --           --            --         215,355        215,355
                                      -----------   -----------   ---------   ----------   -----------    -----------    -----------

Balances,                               5,187,999   $10,126,400       1,000   $    5,000   $ 2,914,403   $(4,362,971)    $8,682,832
   December 31, 1999                  ===========   ===========   =========   ==========   ===========   ===========     ==========



                                         SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                             STATEMENT OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  ----------------------------------------------

                                                                                1999                  1998
                                                                            -----------            ----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
     Net income (loss)                                                      $   215,355            $  (884,341)
     Adjustments to reconcile net income (loss) to net cash from operating activities:
         Loss from disposal of equipment                                          9,601                 13,783
         Depreciation and amortization                                          144,027                114,042
         Loss from equity interest in AFL                                          --                   38,787
         Stock options issued to consultants                                       --                   77,940
         Warrants issued for loan fees                                           34,463                   --
     Changes in assets and liabilities:
         Accounts receivable, sponsorships                                      172,407               (214,816)
         Accrued interest receivable                                           (446,602)              (150,454)
         Employee receivables                                                    18,704                  6,582
         Inventory                                                               (9,222)                (5,926)
         Prepaid expenses                                                       (58,862)              (162,427)
         Accounts receivable, related party                                      52,317               (106,734)
         Other assets                                                           (58,356)                (1,636)
         Accounts payable                                                       134,821                (29,062)
         Accrued expenses                                                        18,056                183,777
         Accounts payable, related party                                        (25,661)               (54,447)
         Accrued expenses, related party                                          3,665                (86,839)
         Due to AFL                                                              61,000                   --
         Deferred revenue                                                        78,966                186,029
                                                                            -----------            -----------

           Net Cash Provided (Used) by Operating Activities                     344,679             (1,075,742)
                                                                            -----------            -----------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
     Purchase of equipment                                                     (298,324)               (25,758)
     Sale of equipment                                                             --                      548
     Investment in AFL                                                             --               (4,071,437)
     Issuance of AFL receivable                                                    --               (1,965,971)
     Payment of deferred acquisition costs                                     (179,303)                  --
                                                                            -----------            -----------

                Net Cash (Used) by Investing Activities                        (477,627)            (6,062,618)
                                                                            -----------            -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
     Proceeds from loans from stockholders                                      350,000                316,000
     Proceeds from issuance of notes payable to related parties                    --                1,050,000
     Proceeds from issuance of convertible debt                                 250,000                   --
     Repayments of loans from stockholders                                     (350,000)              (316,000)
     Repayment of notes payable                                                    --                 (200,000)
     Repayment of convertible debt                                             (125,000)                  --
     Proceeds from issuance of notes payable                                       --                  950,000
     Proceeds from issuance of Class A Common Stock                             291,000              5,039,426
     Repayment of notes payable to related parties                                 --               (1,045,000)
     Payment of offering costs                                                  (31,750)              (794,556)
                                                                            -----------            -----------

               Net Cash Provided by Financing Activities                        384,250              4,999,870
                                                                            -----------            -----------

INCREASE (DECREASE)  IN CASH                                                    251,302             (2,138,490)

CASH, beginning of period                                                       117,188              2,255,678
                                                                            -----------            -----------

CASH, end of period                                                         $   368,490            $   117,188
                                                                            ===========            ===========

CASH PAID FOR INTEREST                                                      $     8,411            $   149,857
                                                                            ===========            ===========
Supplementary information:
See Note 5

                              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                    F-7

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Activity
--------
The Orlando Predators Entertainment, Inc. (the Company) was formed on March 27, 1997, to acquire, own and operate the Orlando Predators, a professional Arena Football team and a member of the Arena Football League (AFL or League).

Reclassification
----------------
Certain amounts reported in the Company's financial statements for the year ended December 31, 1998 have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents
-------------------------
Cash and equivalents consists primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

Inventory
---------
Inventory consists of team merchandise available for sale. Inventory is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment
----------------------
Property and equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 5-10 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations. Depreciation expense for the years ended December 31, 1999 and December 31, 1998 was $73,595 and $43,610, respectively.

Restricted Investment
---------------------
Restricted investment consists of an interest bearing certificate of deposit with a financial institution, which also provides a letter of credit to the Company. The certificate of deposit was a condition of awarding the letter of credit.

Membership Cost
---------------
The AFL membership is recorded at a cost of $1,989,860 and is being amortized on a straight-line basis over 40 years. Amortization expense for the years ended December 31, 1999 and December 31, 1998 was $49,747 and $49,747, respectively.

Acquisition Costs
-----------------
The Company has acquisition costs of $179,303 at December 31, 1999, relating to the planned acquisition of United Sports Ventures, Inc. Acquisition costs are allocated to the net assets acquired if the acquisition is successful, or are charged to operations if not successful.

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

Other Intangible Assets
-----------------------
The remainder of the head coach's contract and other costs from his former employer were purchased for $62,054 and are being amortized on a straight-line basis over the term of his original contract with the Company, 3 years. Amortization expense for the years ended December 31, 1999 and December 31, 1998 was $20,685 and $20,685, respectively.

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

Investment in AFL
-----------------
The Company accounts for its two non-voting equity interests in the AFL under the terms of the agreement which records revenues as received but do not currently share in expenses.

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

Deferred tax assets arise primarily from the net operating loss carryforward and amortization of the membership cost which is not deductible for tax purposes until the membership is sold.

Deferred tax liabilities result when depreciation for tax purposes exceeds depreciation for book purposes. A valuation allowance equal to the net deferred tax asset has been recorded at December 31, 1999 since it is more likely than not that the tax asset will not be realized. (See Note 9).

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

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation
------------------------

The Company accounts for stock based compensation in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of APB No. 25. However, if the provisions of APB No. 25 are continued, proforma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. The Company recognizes compensation costs under the provisions of APB No. 25 and will provide the expanded disclosure required by SFAS No. 123.

Recently Issued Accounting Pronouncements
-----------------------------------------
In 1999 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption by the Company of Statement 133 did not impact the Company's financial statements.

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

While the Company believes that its own internal assessment and planning efforts with respect to its external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Companies' operations. Costs in connection with compliance were not significant.

To date, the Company has not experienced any interruptions with respect to the Year 2000 issue, but cannot reasonably predict with certainty that they will not experience any interruptions.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 2 - ARENA FOOTBALL LEAGUE

The AFL is a Limited Liability Company, which governs the rules and conduct of each member team. Each member owns an equal percentage of the AFL and appoints one board member. A budget for AFL expenses is approved annually by the board and expenses are shared equally. Revenues from expansion membership fees are divided equally between all members, the Company's two additional, non-voting equity interests (see Note 10) and the two equity interests owned by the inventor (Gridiron) of the Arena Football Game. Revenues are recognized when received from the league. Special assessments for litigation and other costs are recognized in the same periods as incurred. The Arena Football League's strategic development plan calls for the formation of an AFL minor league system ("AF2") beginning in the year 2000. The Company's share of the 2000 season budget is as follows:

Revenue:
     "AFL" Expansion membership fees                         $      -
     "AF2" Expansion membership fees                                -
                                                             -------------
                                                                    -
Assessments:
     Operating assessment                                          120,000
     Other assessments                                              -
                                                             -------------

Net Assessment                                               $    (120,000)
                                                             =============

The Company continues to be contingently liable for its share of AFL expenses which may exceed AFL revenues.

A $1,500,000 judgement had been entered against the AFL, which the AFL settled in 1999 for $1,100,000. The Company has recorded a liability to the AFL for its share of the settlement. The AFL is also a defendant to a claim for alleged damages for approximately $300,000,000. The AFL is vigorously defending this action. The AFL is also a party to a number of other lawsuits arising in the course of business. In the opinion of the Company's management, the resolution of those matters will not have a material adverse effect on the AFL's results of operations, cash flows or financial position.

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


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                              December 31,
                                                                  1999
                                                            -----------------

Office equipment                                            $         273,386
Leasehold improvements                                                 53,555
Game equipment and system                                             253,072
                                                            -----------------
                                                                      580,013
Less accumulated depreciation                                        (134,671)
                                                            -----------------

                                                            $         445,342
                                                            =================

NOTE 4 - COMMITMENTS AND CONTINGENCIES

A.)  Local Media Contracts
--------------------------
In March 1998, the Company entered into a three-year television contract for the 1998, 1999 and 2000 seasons, which requires the Company to provide certain services, goods and game tickets in exchange for approximately $70,000 of commercial time, promotional events and the right to broadcast the games. The Company also entered into a one-year radio contract under similar terms.

B.)  Employment Agreements
--------------------------
The Company has employment agreements with players, the head coach and executives of the Predators. Certain of these contracts provide for guaranteed payments which must be paid even if the employee is injured or terminated. Through the end of the 1999 season, player contracts were for a term of one year with a one year renewal option. If the team did not re-sign the player at the end of the contract, he was waived and free to sign with another team. However, the team had the option of signing the player first. If the player refused to re-sign, he was required to "sit out" for one year before playing for another team.

The Director of Player Personnel and Assistant Coach has a 3 year employment agreement with annual compensation ranging from $40,000 to $44,000, a $6,000 signing bonus, playoff participation incentives and options to purchase 10,000 shares of the Company's Class A Common Stock with an exercise price of $2.00 per share.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

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

In October 1999, the agreement was amended to increase the salaries to range from $120,000 to $147,500 and to extend the agreement through 2003.

On January 28, 2000, the Company's then President/Chief Executive Officer resigned his position and resigned from the board of directors. He will now be the Company's Arena Football League Liaison for a term of three years, with an annual base salary of $50,000 per year.

C.)  Collective Bargaining Agreement
------------------------------------
In February 2000, the League entered into an interim collective bargaining agreement with the Arena Football League's Player Organizing Committee. This interim agreement substantially increased benefits to the League's players. Minimum salaries are $11,600 for a first year player, $14,500 for a second year player and $17,400 for a player with a minimum of three years of service. The agreement also calls for year round health insurance for the players and their families, full pay for inactive players, short and long term disability insurance, a 401k pension plan and unrestricted free agency after eight years of service in the League.

D.)  Lease Obligations
----------------------
In March 1998, the Company signed a five-year lease (with an additional five-year option) with the Orlando Centroplex arena commencing in the 1998 season. The agreement provides the Company with an approximately 20% share of revenue generated from food and beverage concessions in exchange for the Company reducing ticket prices by approximately 10% to 20% (during 1998), depending upon seat location. The Company will also receive a credit to be applied to the game rental of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons.

Until April 1999, corporate office space was received as trade for a sponsorship from a financial institution. The total value of the office space was $50,000. The Company has entered into a new two year lease agreement at a rate of $900 per month.

The Company also leases offices under a two-year lease terminating January 2002 at a monthly rental of $3,200.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

The minimum future lease payments under the lease agreements are as follows:

                                                       Orlando
                               Offices               Centroplex
                               -------               ----------

            2000               $ 49,200               $ 60,000
            2001                 41,100                 60,000
            2002                  3,200                 60,000
                               --------               --------

                               $ 93,500               $180,000
                               ========               ========


Rent expense for the periods ended December 31, 1999 and December 31, 1998 was $124,753 and $163,752, respectively.

E.)  Self Insurance
-------------------
The Predators provide a $250,000 occupational health, accidental death and disability insurance policy to each player. Each team is required to pay the first $35,000 of claims for an injured player up to an aggregate of $356,000 for the three Florida based AFL teams.

F.)  Letter of Credit
---------------------
The Company had entered into an agreement with a financial institution for an irrevocable stand by letter of credit in the amount of $100,000. The letter of credit was required by the AFL and was available to draw upon, if necessary, by the AFL after the AFL Board of Directors has given approval. The letter of credit is secured by a $100,000 certificate of deposit. Subsequent to December 31, 1999 the letter of credit was no longer required.

G.)  Litigation
---------------
On December 9, 1998, the Company's former President filed a lawsuit against the Company for breach of employment and defamation in connection with a press release.

In March 2000, the Company reached a settlement agreement with its former President. The Company has agreed to pay the former President $300,000. The Company had previously accrued approximately $54,000 for amounts it believed would be payable to the former President. In December 1999, the Company recorded an additional $106,000 in settlement costs, net of anticipated insurance reimbursements of $140,000.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

H.)  Put Options
----------------
In August, 1998, Monolith Limited Partnership ("Monolith"), a major stockholder of the Company, entered into an agreement with a stockholder (who is also a partner in Monolith), who purchased 1,000,000 shares of the Company's Class A common stock for $2,000,000. The agreement requires Monolith to purchase 600,000 shares of the Company's Class A common stock from the stockholder for $4,000,000 at the stockholder's option. The agreement was amended in May 1999 to extend the period of exercise through March 2001. Generally accepted accounting principles require that the Company record a capital contribution from Monolith of $2,802,000 on the date of the transaction, with a corresponding charge to accumulated deficit. This amount is also reflected as an addition to net loss in computing loss attributable to common stockholders in the earnings per share computation. On July 13, 1999, the option agreement for 275,000 shares out of the 600,000 shares was exercised. In consideration for $550,000 paid by Monolith to the stockholder, as a cancellation fee, the stockholder agreed to terminate its put right for the remaining shares.

I.)  Telemarketing Agreements
-----------------------------
The Company has telemarketing agreements with other professional sports teams to sell season tickets.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

On August 31, 1998 the Company converted notes of $755,000 and accrued interest of $5,573 to 304,229 shares of the Company's Class A Common Stock.

NOTE 6 - COMMON STOCK

Stock Option Plan
-----------------
Effective April 1, 1997, the Company's board of directors adopted the Stock Option Plan under which 150,000 shares of the Company's Class A Common Stock were reserved for issuance at prices not less than fair market value on the date of grant. During 1998, the Plan was amended to provide for 350,000 additional option shares. During 1999, the Plan was amended to provide for 2,500,000 additional option shares. The board may grant options to key management employees, officers, directors and consultants.


                              THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   NOTES TO FINANCIAL STATEMENTS
                                   -----------------------------


NOTE 6 - COMMON STOCK (Continued)
                                                                                Outstanding Options
                                                        Option             ------------------------------
                                                        Shares                                 Price Per
                                                       Available             Shares              Share
                                                       ---------             ------              -----

Balance, December 31, 1997                               12,000              138,000          $     2.00

Additional reserved shares                              350,000                 --                --
Granted                                                (295,000)             295,000           3.19-4.75
Cancelled                                                23,667              (23,667)               2.00
                                                     ----------           ----------          ----------

Balance, December 31, 1998                               90,667              409,333           2.00-4.75

Additional reserved shares                            2,500,000                 --                --
Granted                                              (1,789,580)           1,789,580                2.50
Cancelled                                               290,000             (290,000)          3.19-4.75
Expired                                                 120,667             (120,667)          2.00-3.19
Exercised                                                  --                (22,999)               2.00
                                                     ----------           ----------          ----------

Balance, December 31, 1999                            1,211,754            1,765,247          $ 2.00-2.50
                                                     ==========           ==========          ===========

Stock-Based Compensation
------------------------
The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). The standard requires the Company to adopt the fair value method with respect to stock-based compensation of consultants and other non-employees.

The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the intrinsic value method. Had the Company adopted the fair value method with respect to options issued to employees as well, an additional charge to income of $340,990 would have been required in 1998; proforma net loss would have been ($1,312,204) and loss per share would have been ($.39). An additional charge to income of $202,503 would have been required in 1999; proforma net income would have been $12,852 and income per share would have been less than $.01 per share on the basic and diluted basis.

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


NOTE 6 - COMMON STOCK (Continued)

The Class A Common Stock and Class B Common Stock are identical in all respects except that each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10,000 votes. The Class B Common Stock was issued to satisfy certain control requirements of the AFL.

In connection with the Company's public offering of stock there are outstanding
(i) warrants to purchase 550,000 shares of Class A Common Stock at exercise price of $7.50 per share at any time until their expiration on December 10, 2002 (the "Unit Warrants"), (ii) warrants to purchase 110,000 shares of Class A Common Stock and 55,000 Unit Warrants (the "1997 Underwriters' Unit Warrants") at an exercise price of $12.00 per 1997 Underwriters' Unit Warrants. There are also warrants to purchase 160,000 shares of Class A Common Stock at $4.50 per share at any time until December 31, 2002 (the "1998 Warrants").

The Company completed the following private placements during 1998:

                                            Gross             Offering           Net
                           Shares          Proceeds            Costs            Proceeds
                           ------          --------            -----            --------

August 11                 1,250,000     $    2,500,000     $       -          $   2,500,000
August 31                 1,200,000          3,000,000            749,557         2,250,443
October 13                  100,000            250,000             37,500           212,500
December 11                  20,000             50,000              7,500            42,500
                         ----------     --------------     --------------     -------------

                          2,570,000     $    5,800,000     $      794,557     $   5,005,443
                         ==========     ==============     ==============     =============

NOTE 7 - CONVERTIBLE DEBT

The Company sold a $250,000 convertible debt in July 1999. The debt accrues interest at 10% per annum and interest and principal are due in January 2001. The debt is convertible at a rate of one share of the Company's Class A common stock for $4.375 each. In October 1999, the Company repaid $125,000.


                               THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                     NOTES TO FINANCIAL STATEMENTS
                                     -----------------------------


NOTE 8 - EARNINGS PER SHARE

                                                                  For the Year Ended December 31, 1999
                                                        ----------------------------------------------------
                                                                                                       Per
                                                          Income                Shares                Share
                                                        (Numerator)          (Denominator)            Amount
                                                        -----------          -------------           -------
Basic EPS
     Income available to common stockholders             $ 215,355             5,132,535             $   .04

Effect of Dilutive Securities
     Options and warrants                                     --                 121,582                (.00)
                                                         ---------             ---------             -------

Diluted EPS
     Income available to common stockholders             $ 215,355             5,254,117             $   .04
      including assumed conversions                      =========             =========             =======

                                                                For the Year Ended December 31, 1998
                                                       ------------------------------------------------------
                                                                                                        Per
                                                         Income                   Shares               Share
                                                       (Numerator)            (Denominator)            Amount
                                                       -----------            -------------            ------
Basic EPS
     (Loss) available to common stockholders           $(3,686,341)              3,374,836            $  (1.09)

Effect of Dilutive Securities
     Options and warrants                                     --                      --               --
                                                       -----------             -----------            --------

Diluted EPS
     Income available to common stockholders           $(3,686,341)              3,374,836            $  (1.09)
      including assumed conversions                    ===========             ===========            ========



                                                 F-19

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



NOTE 9 - INCOME TAXES

The components of deferred tax assets and (liabilities) were as follows:

Total deferred tax assets                                           $ 1,317,000
Less valuation allowance                                             (1,317,000)
                                                                    -----------

Net deferred tax asset                                              $      --
                                                                    ===========


The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) were as follows:

Temporary differences;
   Property and equipment                                           $   (13,000)
   Membership cost                                                       55,000
   Accrued interest-stockholders                                          4,000
   Net operating loss carryforward                                    1,271,000
Less valuation allowance                                             (1,317,000)
                                                                    -----------

                                                                    $      --
                                                                    ===========

The components of deferred income tax expense (benefit) were as follows:

                                                        1999            1998
                                                     ---------        ---------
Temporary differences:
   Depreciation expense                              $   2,000        $   8,000
   Amortization expense                                (19,000)         (19,000)
   Interest-stockholders                                (1,000)          35,000
   Net operating loss carryforward                    (633,000)        (354,000)
Less valuation allowance                               651,000          330,000
                                                     ---------        ---------

                                                     $    --          $    --
                                                     =========        =========

The following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory income tax rates to pre-tax loss and the reported amount of income tax expense (benefit):

                                                          1999          1998
                                                       ---------      ---------
Tax expense (benefit) at statutory rates               $  73,000      $(298,000)
Other                                                     21,000        (32,000)
AFL                                                     (667,000)          --
Increase in valuation allowance                          573,000        330,000
                                                       ---------      ---------

                                                       $    --        $    --
                                                       =========      =========

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------


NOTE 9 - INCOME TAXES (Continued)

No provision for income taxes has been recorded for the periods ended December 31, 1999 and December 31, 1998, as the Company has incurred losses during these periods. Net operating loss carryovers of approximately $3,400,000 as of December 31, 1999 expire beginning in 2016. The Company is providing a full valuation allowance in connection with the deferred tax assets because there is no assurance of future taxable income.

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

The segments' accounting policies are the same as those described in the summary of significant accounting policies included in Note 1.

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


                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



NOTE 11 - OPERATING SEGMENTS (Continued)

                                       Net            Operating                   Identifiable     Capital
                                     Revenues           Loss       Depreciation      Assets       Expenditures
                                     --------           ----       ------------      ------       ------------

December 31, 1998:
     Football operations           $  3,428,729    $   (900,270)   $     43,610    $  8,868,204   $     25,758
     Telemarketing services             130,600         (89,507)           --           138,547           --
                                   ------------    ------------    ------------   ------------    ------------

                                   $  3,559,329    $   (989,777)   $     43,610   $  9,006,751    $     25,758
                                   ============    ============    ============   ============    ============

December 31, 1999:
     Football operations           $  5,015,171    $   (106,507)   $     73,595   $ 10,022,336    $    298,324
     Telemarketing services              90,798         (18,837)           --            54,417            --
                                   ------------    ------------    ------------   ------------    ------------

                                   $  5,105,969    $   (125,344)   $     73,595   $ 10,076,753    $    298,324
                                   ============    ============    ============   ============    ============


NOTE 12 - SUBSEQUENT EVENTS

Management Agreement with USV
-----------------------------
On January 28, 2000, the Company entered into an agreement with United Sports Ventures, Inc. (USV) for management services in connection with the Company's Orlando Predators sports team and for general management services in the operation of the Company. The agreement is for a term of one year and automatically renews each year. Fees for the management services are $10,000 per month.

In conjunction with the management agreement with USV, certain members of USV's management have taken Vice-President positions with the Company and USV's President has been appointed the Chief Executive Officer of the Company.

Warrants
--------
In January 2000, the Company sold a warrant for $6,250 to purchase 50,000 shares of the Company's Class A common stock for $5.00 per share. The warrant expires in January 2005.