Form 10QSB
period 2000-03-31
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2000-05-15
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from: ______________

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

                           741 Front Street, Suite 140
                           Celebration, Florida 34747
                     --------------------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (407) 566-2493

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes__X__ No_____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

                                Yes_____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 8, 2000 5,192,999 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

Transitional Small Business Disclosure format:  Yes[  ] No [X]

                      ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   FORM 10-QSB
                                      INDEX

Part I     Financial Information                                           Page

     Item 1.  Financial Statements:

     Balance Sheets as of March 31, 2000 and December 31, 1999               1

     Statements of Operations for the Three Months Ended                     3
         March 31, 2000 and 1999

     Statements of Cash Flows for the
         Three Months Ended March 31, 2000 and 1999                          4

     Notes to Financial Statements                                           5

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 7

Part II    Other Information and Signatures                                 11

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                       March 31,    December 31,
                                                         2000          1999
                                                      ----------    ------------
                                                      (Unaudited)
CURRENT ASSETS:
Cash                                                     261,010     $   368,490
Accounts receivable, sponsorships                        640,977          42,409
Accounts receivable, related party                        54,417          54,417
AFL receivable, current portion                           96,952          84,886
Accrued interest receivable, AFL                         707,448         597,056
Inventory                                                 30,458          29,807
Receivable from employees                                 36,691          26,431
Deferred acquisition costs                               229,254         179,303
Deposits                                                  10,251          60,000
Prepaid expenses                                         695,752         315,423
                                                     -----------     -----------

     Total Current Assets                              2,763,210       1,758,222
                                                     -----------     -----------

PROPERTY AND EQUIPMENT, at cost, net                     592,570         445,342

EQUITY INVESTMENT IN AFL                               4,032,650       4,032,650

AFL RECEIVABLE, net of current portion                 1,869,019       1,881,085

MEMBERSHIP COST, net                                   1,832,328       1,844,765

OTHER INTANGIBLES, net                                     8,618          13,789

RESTRICTED INVESTMENT                                    100,000         100,000

OTHER ASSETS                                                --               900
                                                     -----------     -----------

TOTAL ASSETS                                         $11,198,395     $10,076,753
                                                     ===========     ===========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS
                                       1

                          THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                  BALANCE SHEETS CONTINUED

                            LIABILITIES AND STOCKHOLDER'S EQUITY

                                                          March 31,      December 31,
                                                            2000             1999
                                                         ----------      ------------
                                                         (Unaudited)
CURRENT LIABILITIES:
    Accounts payable and accrued expenses                $    531,487    $    474,947
    Accrued interest, related party                             9,788          10,336
    Deferred revenue                                        1,991,351         722,638
    Convertible debt - related party                          125,000         125,000
    Due to AFL                                                 61,000          61,000
                                                         ------------    ------------

                 Total Current Liabilities                  2,718,626       1,393,921

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, 1,500,000 shares authorized; none
        issued or outstanding
    Class A Common Stock, 15,000,000 shares
        authorized; 5,192,999 and 5,187,999 issued and
        outstanding, respectively                          10,136,399      10,126,400
    Class B Common Stock, 1,000 shares authorized;
        1,000 issued and outstanding                            5,000           5,000
    Additional paid-in capital                              2,920,653       2,914,403
    Accumulated (deficit)                                  (4,582,283)     (4,362,971)
                                                         ------------    ------------

                Total Stockholders' Equity                  8,479,769       8,682,832
                                                         ============    ============
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY               $ 11,198,395    $ 10,076,753
                                                         ============    ============



                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                            THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                     STATEMENTS OF OPERATIONS

                                                     For the Three           For the Three
                                                     Months Ended             Months Ended
                                                    March 31, 2000           March 31, 1999
                                                    --------------           --------------
                                                      (Unaudited)              (Unaudited)

REVENUES:
    Ticket                                           $      --                  $      --
    Concession                                              --                         --
    Playoff                                                 --                         --
    Advertising and promotion                              2,943                      3,171
    League                                                  --                         --
    Telemarketing                                          8,927                     46,989
    Other                                                   --                         --
                                                     -----------                -----------

               Total Revenue                              11,870                     50,160
                                                     -----------                -----------
COSTS AND EXPENSES:
    Operations
    Playoff
    Selling and promotional                                1,969                      2,444
    League assessments
    General and administrative                           295,101                    157,267
    Telemarketing                                          5,372                     46,746
    Amortization                                          17,608                     17,608
    Depreciation                                          14,434                      4,250
                                                     -----------                -----------

                 Total Costs and Expenses                334,484                    228,315
                                                     -----------                -----------


OPERATING INCOME (LOSS)                                 (322,614)                  (178,155)

OTHER INCOME (EXPENSES):
    Interest expense, related party                       (3,116)                      --
    Interest income                                        2,890                      1,518
    Interest income, AFL                                 110,392                    112,350
    Other expense                                         (6,863)                      --
                                                     -----------                -----------

                 Net Other Income (Expense)              103,303                    113,868
                                                     -----------                -----------

NET (LOSS)                                           $  (219,311)                  $(64,287)
                                                     ===========                ===========

NET (LOSS) PER SHARE-BASIC AND
   DILUTED                                           $     (0.04)               $     (0.01)
                                                     ===========                ===========

Weighted Average Number of Common
    Shares Outstanding                                 5,129,999                  5,095,520
                                                     ===========                ===========

                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                               THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                       STATEMENTS OF CASH FLOWS

                                                                         For the Three           For the Three
                                                                          Months Ended           Months Ended
                                                                         March 31, 2000          March 31, 1999
                                                                         --------------          --------------
                                                                          (Unaudited)             (Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net Income (loss)                                                         $  (219,311)           $   (64,287)
Adjustments to reconcile net (loss) to net cash from operating activities:
            Depreciation and amortization                                      32,042            $    21,858
            Loss on disposal of equipment                                        --                     --
            Issuance of Class A common stock purchase warrants                  6,250                   --
            Changes in assets and liabilities:
            Accounts receivable                                              (598,568)              (873,689)
            AFL, Interest income receivable                                  (110,392)              (112,350)
            Employee receivable                                               (10,260)               (31,739)
            Inventory                                                            (651)               (12,125)
            Prepaid expenses                                                 (380,329)              (710,833)
            Accounts receivable, related party                                   --                    5,551
            Other assets                                                       51,331                 (4,800)
            Accounts payable and accrued expenses                              56,540                106,762
            Accounts payable and accrued expenses, related party                 (548)               (25,661)
            Deferred revenue                                                1,268,713              1,848,842
                                                                          -----------            -----------

                       Net Cash (Used) by Operating Activities                 94,817                147,529
                                                                          -----------            -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
            Purchase of equipment                                            (162,345)                  --
            Sale of equipment                                                    --                     --
            Payment of acquisition costs                                      (49,951)                  --
                                                                          -----------            -----------

                       Net Cash (Used) by Investing Activities               (212,296)                  --
                                                                          -----------            -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
            Proceeds from issuance of Class A common stock                      9,999                175,333
            Payment of offering costs                                            --                  (21,750)
                                                                          -----------            -----------

                       Net Cash Provided by Financing Activities                9,999                153,583
                                                                          -----------            -----------

INCREASE (DECREASE) IN CASH                                                  (107,480)               301,112

Cash and Cash Equivalents at Beginning of Period                              368,490                117,188
                                                                          -----------            -----------

Cash and Cash Equivalents at End of Period                                $   261,010            $   418,300
                                                                          ===========            ===========

Supplemental Disclosure of Cash Flow Information:
            Cash paid during the period for:
            Interest                                                      $     3,664            $      --
                                                                          ===========            ===========

            Taxes                                                         $      --              $      --
                                                                          ===========            ===========

                                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENT

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

In the opinion of management, the unaudited interim financial statements for the three months ended March 31, 2000 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 1999.

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

NOTES TO FINANCIAL STATEMENTS
-----------------------------

NOTE 3 - OPERATING SEGMENTS (Continued)

The Company's reportable business segments are strategic business units that offer different products and services. The segments are managed together because they utilize similar resources within the Company. Segment information for the three months ended March 31, 2000 was as follows:

                                        Net               Operating          Identifiable           Capital
                                      Revenues              Income               Assets           Expenditures
                                      --------              ------               ------           ------------

Football operations                  $     2,943         $  (319,059)         $11,143,978         $   162,345
Telemarketing services                     8,927               3,555               54,417                --
                                     -----------         -----------          -----------         -----------

Totals                               $    11,870         $  (322,614)         $11,198,395         $      --
                                     ===========         ===========          ===========         ===========


Segment information for the three months ended March 31, 1999 was as follows:

                                        Net               Operating          Identifiable           Capital
                                      Revenues              Income               Assets           Expenditures
                                      --------              ------               ------           ------------

Football operations                  $     3,171         $  (178,398)         $10,851,997         $      --
Telemarketing services                    46,989                 243              198,358                --
                                     -----------         -----------          -----------         -----------

Totals                               $    50,160         $  (178,155)         $11,050,355         $      --
                                     ===========         ===========          ===========         ===========



NOTE 4 - SUBSEQUENT EVENTS

In April 2000, the Company settled a dispute with the League regarding the payment terms of the Nth Agreement, as a result the Company will receive a guaranteed amount of $480,000 per year and all additional monies received from the League will go to the repayment of the remaining $1,965,971 owed to the Company. Subsequently, the Company will continue to receive their pro rata share of League revenues.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     General

The Company is in the sports entertainment business and (i) owns and operates the Orlando Predators (the "Predators" or the "team"), a professional arena football team of the Arena Football League (the "AFL" or the "League") and (ii) owns an additional 8.4% revenue interest in the League (in addition to its League ownership through the Predators). Arena football is played in an indoor arena on a padded 50-yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

The Company's strategy is to participate through the operation of the Predators and through its league ownership in what the Company believes will be continued significant growth of the AFL which in turn is expected to result in increased revenue to the Company generated from (i) national (League) and regional (team) broadcast contracts, (ii) national league sponsorship contracts, (iii) the sale of additional League Membership fees, and (iv) increased fan attendance at AFL games including Predators' games, together with appreciation in the value of the Predators as an AFL team. The trend toward ongoing League growth was evidenced by the announcement by the National Football League's ("NFL") purchase of an option to acquire up to 49.9% of the League, and the sale of league memberships during 1999.

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

In May 1999, the Company entered into a non-binding letter of intent to acquire United Sports Ventures, Inc. ("USV"). USV wholly or partially owns and operates the Quad City Mallards, the Rockford Ice Hogs and the Missouri River Otters of the United Hockey League and the Mobile Bay Bears (AA affiliate of the San Diego Padres) professional baseball club. The Company expects to complete the acquisition by September 2000.

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

Results of Operations
Three Months Ended March 31, 2000 Compared To The Three Months Ended March 31, 1999

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season (April through August).

The football division generated revenues for the three months ended March 31, 2000 were $2,943 which represented an decrease of $228 or 7% as compared to revenues for the period ended March 31, 1999 of $3,171.

The telemarketing division also generated revenue of $8,927 for the three months ended March 31, 2000 compared to $46,989 for the three months ended March 31, 1999. The division produced revenue from selling season tickets for the San Jose SaberCats of the AFL and the Missouri River Otters of the UHL. The Company anticipates the expansion of this division in the future to other teams in the AFL, arenafootball2 (the AFL's minor league system began play in April 2000) and other minor league hockey and baseball teams.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses of $1,969 decreased $475 or 19% for the three months ended March 31, 2000 compared to $2,444 for the three months ended March 31, 1999. These expenses were related to selling team merchandise.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $295,101 increased $137,834 or 88% for the three months ended March 31, 2000 compared to $157,267 for the three months ended March 31, 1999. This increase can be primarily attributed to the opening of a new corporate office and legal fees associated with the Youngblood settlement.

Interest Income/Expense
-----------------------
Interest income during the three months ended March 31, 2000 was $113,282 as compared to $113,868 for the three months ended March 31, 1999. The Company will now record the majority of the monies received from the League as a reduction of principle until approximately 4.6 million is received. Afterwards 100% of League revenue related to the Nth Purchase Agreement will recognized as revenue.

Related party interest expense during the three months ended March 31, 2000 was $3,116 as compared to $0 for the prior period. The interest expense during this period was related to a loan from a stockholder of $125,000, which was used for operating capital.

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

The reduction of indebtedness using proceeds of the private placements improved the Company's liquidity by reducing indebtedness required to be paid in the future. The Company believes that cash flows from operations, along with distributions related to its purchase of two equity interests in the AFL will enhance the Company's future cash flows and satisfy the Company's anticipated working capital requirements for at least the next 12 months. This will be accomplished by the requirement that the AFL make a minimum principal and interest payment to the Company in the amount of $480,000 annually.

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

PART II.  OTHER INFORMATION AND SIGNATURES
------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

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

     In July 1999, the Arena Football League ("AFL") and all of its member teams were joined as defendants in a civil action brought by Charlotte Arena Football League, Inc., a former AFL team operator (the case is captioned Charlotte Arena football, Ltd. et. al. vs. Arena Football League, Inc., et. al., United States District Court for the Middle District of Florida) in which the Plaintiffs seek damages for alleged violations of the Sherman Antitrust Act, for certain tortious conduct, for breach of fiduciary duties and for civil conspiracy. The complaint seeks damages against the defendants in amounts exceeding $300 million. Costs of defense and payment of any damages by the defendants will be advanced by the AFL to be shared equally by all of the AFL teams. The Company has been advised that the AFL believes the civil action is without merit and intends to vigorously defend against it.

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

PART II.  OTHER INFORMATION AND SIGNATURES
------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     Form 8-K

     Effective January 28, 2000, Dr. Eric Margenau joined Orlando Predators Entertainment, Inc. ("Company") in the capacity of Chief Executive Officer and a Director. Dr. Margenau is the President and co-founder of United Sports Ventures, Inc. ("USV") The Company signed a letter of intent in May 1999 to acquire USV. The Company has engaged USV to provide management services in connection with the Company's operation of its Orlando Predators Arena Football League franchise and for general management services in the operation of the Company until the acquisition is completed. The Company will pay USV a management fee, commencing on June 30, 2000 of an amount equal to 30% of USV's overhead costs in the event the acquisition does not occur.

     Brett L. Bouchy, the departing President and Chief Executive Officer, will remain with the Company as its liaison to the Arena Football League, pursuant to a 36-month employment agreement, which calls for an annual salary of $50,000. In addition, Mr. Bouchy will retain his options to purchase 817,080 shares of common stock at $2.50 per share.

     On February 23, 2000, James Guidry, et. al. vs. Arena Football League L.L.C. et. al., United States District Court, District of New Jersey, Case Number 00-533-HAA. See Item 1. Legal Proceedings.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


THE ORLANDO PREDATORS ENTERTAINMENT, INC.
-----------------------------------------
Registrant

/s/ Jeffrey L. Bouchy
------------------------------------------
Jeffrey L. Bouchy, Chief Financial Officer

Date:  May 15, 2000