Form 10QSB
period 2000-06-30
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2000-08-15
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the Transition Period from: ______________

                        Commission File Number: 001-13217

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                      91-1796903
 ------------------------------           -------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 11, 2000 5,192,999 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

Transitional Small Business Disclosure format:  Yes[  ] No [X]

                      ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   FORM 10-QSB
                                      INDEX

Part I     Financial Information                                         Page
------     ---------------------                                         ----

     Item 1.  Financial Statements:

     Balance Sheets as of June 30, 2000 and December 31, 1999              1

     Statements of Operations for the Three Months and
         Six Months Ended June 30, 2000 and 1999                           3


     Statements of Cash Flows for the
         Six Months Ended June 30, 2000 and 1999                           4

     Notes to Financial Statements                                         5

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               7

Part II    Other Information and Signatures                               12

                   THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 BALANCE SHEETS
                                     ASSETS

                                                      June 30,      December 31,
                                                        2000            1999
                                                     ----------     ------------
                                                     (Unaudited)

CURRENT ASSETS:
Cash                                                 $    74,648     $   368,490
Accounts receivable                                       37,968            --
Accounts receivable, sponsorships                        204,802          42,409
Accounts receivable, related party                        54,417          54,417
AFL receivable, current portion                           78,770          84,886
Accrued interest receivable, AFL                         244,821         597,056
Inventory                                                 29,671          29,807
Receivable from employees                                 15,000          26,431
Deferred acquisition costs                                  --           179,303
Deposits                                                   6,751          60,000
Prepaid expenses                                         399,900         315,423
                                                     -----------     -----------

                 Total Current Assets                  1,146,748       1,758,222
                                                     -----------     -----------

PROPERTY AND EQUIPMENT, at cost, net                     507,531         445,342

EQUITY INVESTMENT IN AFL                               4,032,650       4,032,650

AFL RECEIVABLE, net of current portion                 1,856,246       1,881,085

MEMBERSHIP COST, net                                   1,819,892       1,844,765

OTHER INTANGIBLES, net                                     3,447          13,789

RESTRICTED INVESTMENT                                    100,000         100,000

OTHER ASSETS                                                --               900
                                                     -----------     -----------

TOTAL ASSETS                                         $ 9,466,514     $10,076,753
                                                     ===========     ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                         THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 BALANCE SHEETS (CONTINUED)

                          LIABILITIES AND STOCKHOLDER'S EQUITY

                                                           June 30,      December 31,
                                                             2000            1999
                                                         ------------    ------------
                                                         (Unaudited)

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                $    529,560    $    474,947
    Accrued interest, related party                             9,788          10,336
    Deferred revenue                                          322,893         722,638
    Convertible debt - related party                          125,000         125,000
    Due to AFL                                                   --            61,000
                                                         ------------    ------------

                 Total Current Liabilities                    987,241       1,393,921

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, 1,500,000 shares authorized; none
      issued or outstanding
    Class A Common Stock, 15,000,000 shares
      authorized; 5,192,999 and 5,187,999 issued and
      outstanding, respectively                            10,136,399      10,126,400
    Class B Common Stock, 1,000 shares authorized;
    1,000 issued and outstanding                                5,000           5,000
    Additional paid-in capital                              2,920,653       2,914,403
    Accumulated (deficit)                                  (4,582,779)     (4,362,971)
                                                         ------------    ------------

                 Total Stockholders' Equity                 8,479,273       8,682,832
                                                         ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $  9,466,514    $ 10,076,753
                                                         ============    ============


                    SEE ACCOMPANYING NOTES TO FINANCIAL STATMENTS

                                        2


                                        THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                                 STATEMENTS OF OPERATIONS

                                                  For the Three       For the Three        For the Six        For the Six
                                                   Months Ended        Months Ended        Months Ended       Months Ended
                                                  June 30, 2000       June 30, 1999       June 30, 2000      June 30, 1999
                                                  -------------       -------------       -------------      -------------
                                                   (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)

REVENUES:
    Ticket                                          $ 1,397,017        $   955,466        $ 1,397,017        $   955,466
    Concession                                          101,394             72,863            101,394             72,863
    Advertising and promotion                           923,691            889,384            926,634            892,555
    Advertising and promotion, related party               --               34,250               --               34,250
    League                                               60,435            547,858             60,435            547,858
    Telemarketing                                        19,130              7,486             28,057             54,476
    Telemarketing, related party                           --                6,400               --                6,400
    Other                                                25,676             11,159             25,676             11,159
                                                    -----------        -----------        -----------        -----------

           Total Revenue                              2,527,343          2,524,866          2,539,213          2,575,027
                                                    -----------        -----------        -----------        -----------
COSTS AND EXPENSES:
    Operations                                        1,336,822          1,166,895          1,336,822          1,169,339
    Operations, related party                             1,894              5,654              1,894              5,654
    Selling and promotional                             716,604            701,374            718,573            701,374
    League assessments                                   96,750             87,312             96,750             87,312
    General and administrative                          193,639            204,517            488,740            361,784
    Telemarketing                                         9,764              7,481             15,136             54,228
    Telemarketing, related party                           --                6,255               --                6,255
    Amortization                                         17,608             17,607             35,216             35,215
    Depreciation                                         86,260             29,958            100,694             34,208
    Failed Acquisition Costs                            180,367               --              180,367               --
    Loss on disposal of equipment                          --                9,601               --                9,601
                                                    -----------        -----------        -----------        -----------

           Total Costs and Expenses                   2,639,708          2,236,654          2,974,192          2,464,970
                                                    -----------        -----------        -----------        -----------

OPERATING INCOME (LOSS)                                (112,365)           288,212           (434,979)           110,057
                                                    -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSES):
    Interest expense, related party                      (3,117)            (1,342)            (6,233)            (1,342)
    Interest income                                         835              2,638              3,725              4,156
    Interest income, AFL                                107,287            111,901            217,679            224,251
    Other income                                          6,863              7,012               --                7,012
                                                    -----------        -----------        -----------        -----------

           Net Other Income (Expense)                   111,868            120,209            215,171            234,077
                                                    -----------        -----------        -----------        -----------

NET (LOSS)                                          $      (497)       $   408,421        $  (219,808)       $   344,134
                                                    ===========        ===========        ===========        ===========

NET (LOSS) PER SHARE-BASIC AND
   DILUTED                                          $     (0.00)       $      0.08        $     (0.04)       $      0.07
                                                    ===========        ===========        ===========        ===========

Weighted Average Number of Common
    Shares Outstanding                                5,192,999          5,131,166          5,191,784          5,113,442
                                                    ===========        ===========        ===========        ===========


                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                          THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   STATEMENTS OF CASH FLOWS


                                                                           For the Six         For the Six
                                                                           Months Ended        Months Ended
                                                                          June 30, 2000        June 30, 1999
                                                                          -------------        -------------
                                                                           (Unaudited)          (Unaudited)

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net Income (loss)                                                           $(219,808)           $ 344,134
Adjustments to reconcile net (loss) to net cash from operating activities:
              Depreciation and amortization                                   135,910               69,423
              Loss on disposal of equipment                                      --                  9,601
              Issuance of Class A common stock purchase warrants                6,250                 --
              Changes in assets and liabilities:
              Accounts receivable                                            (200,361)            (253,922)
              AFL, Interest income receivable                                 352,235             (224,251)
              Employee receivable                                              11,431               11,362
              Inventory                                                           136              (26,472)
              Prepaid expenses                                                (84,477)            (151,203)
              Accounts receivable, related party                                 --                 52,317
              Other assets                                                     54,148              (70,800)
              Accounts payable and accrued expenses                            (6,387)             139,537
              Accounts payable and accrued expenses, related party               (548)             (24,318)
              Deferred revenue                                               (399,745)             298,870
                                                                            ---------            ---------

                          Net Cash (Used) by Operating Activities            (351,216)             174,278
                                                                            ---------            ---------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
              Purchase of equipment                                          (162,883)            (138,953)
              Sale of equipment                                                  --                   --
              Payments received-AFL note receivable                            30,955                 --
              Payment of acquisition costs                                     (1,064)             (12,153)
              Acquisition costs written off                                   180,367                 --
                                                                            ---------            ---------

                          Net Cash (Used) by Investing Activities              47,375             (151,106)
                                                                            ---------            ---------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
              Proceeds from issuance of Class A common stock                    9,999              175,333
              Note payable - related party                                       --                350,000
              Payment of offering costs                                          --                (21,750)
                                                                            ---------            ---------

                          Net Cash Provided by Financing Activities             9,999              503,583
                                                                            ---------            ---------

INCREASE (DECREASE) IN CASH                                                  (293,842)             526,755

Cash and Cash Equivalents at Beginning of Period                              368,490              117,188
                                                                            ---------            ---------

Cash and Cash Equivalents at End of Period                                  $  74,648            $ 643,943
                                                                            =========            =========

Supplemental Disclosure of Cash Flow Information:
              Cash paid during the period for:
              Interest                                                      $    --              $    --
                                                                            =========            =========
              Taxes                                                         $    --              $    --
                                                                            =========            =========

                              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                  4

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

In the opinion of management, the unaudited interim financial statements for the three and six months ended June 30, 2000 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the six months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 1999.

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

The Company's reportable business segments are strategic business units that offer different products and services. The segments are managed together because they utilize similar resources within the Company. Segment information for the six months ended June 30, 2000 was as follows:


                                      Net              Operating             Identifiable          Capital
                                   Revenues           Income (Loss)            Assets            Expenditures
                                   --------           -------------            ------            ------------

Football operations               $2,511,156           $ (447,900)           $9,412,097           $  162,883
Telemarketing services                28,057               12,921                54,417                 --
                                  ----------           ----------            ----------           ----------

Totals                            $2,539,213           $ (434,979)           $9,466,514           $  162,883
                                  ==========           ==========            ==========           ==========






                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


Segment information for the six months ended June 30, 1999 was as follows:

                                    Net                Operating             Identifiable            Capital
                                  Revenues               Income                Assets             Expenditures
                                  --------               ------                ------             ------------

Football operations              $ 2,514,151           $   109,664           $10,379,227           $   138,953
Telemarketing services                60,876                   393                54,417                  --
                                 -----------           -----------           -----------           -----------

Totals                           $ 2,575,027           $   110,057           $10,433,644           $   138,953
                                 ===========           ===========           ===========           ===========


NOTE 4 -NTH AGREEMENT

In April 2000, the Company settled a dispute with the League regarding the payment terms of the Nth Agreement, as a result, the Company will receive a guaranteed amount of $480,000 per year and all additional monies received from the League will go to the repayment of the remaining $1,965,971 owed to the Company. Subsequently, the Company will continue to receive their pro rata share of League revenues.

NOTE 5-SUBSEQUENT EVENTS

In July 2000, the Company entered into a $250,000 promissory note payable to a related party. The note accrues interest at 12% per year and is due in January 2001. In August 2000, the Company repaid $100,000.

In July 2000, the Company entered into an agreement with an investment bank firm for financing and investment banking consulting services expiring in October 2001. Fees for the services are $10,000 at the signing of the agreement and $2,174 per month thereafter. The Company also has granted warrants to purchase 350,000 shares of the Company's Class A Common Stock at prices ranging from $2.50 to $4.50 per share, which vest quarterly over the life of the contract. The warrants have been valued at $113,100, which will be expensed ratably over the life of the contract.

In July 2000, the Company modified its management agreement with United Sports Ventures, Inc. (USV) to reduce the monthly fee from $10,000 to $3,000. The agreement expires in July 2001. The Company granted options to purchase 150,000 shares of the Company's Class A Common Stock at $2.50 per share, which vest quarterly over a period of one year. The options have been valued at $63,300, which will be expensed ratably over the life of the contract.

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

The operations of the team are year-round; however, the majority of revenues and expenses are recognized during the AFL playing season, from late March through August of each year. The team begins to receive deposits in late August for season tickets during the upcoming season. From August through late March, the team sells season tickets and collects revenue from all such sales. Selling, advertising and promotions also take place from August through late March, although these revenues are not realized until after the season begins. Single game tickets and partial advertising sponsorships are also sold during the season, primarily from April to July. Additional revenues and expenses are recognized in August from playoff games, if any.

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

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
Six Months Ended June 30, 2000 Compared To The Six Months Ended June 30, 1999

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season (April through August). The team plays eight home games per season. The Arena Football League was involved with a labor dispute with its players just prior to the start of the 2000 season. This labor dispute resulted with a temporary cancellation of the League's season in February. The dispute was resolved approximately in early March. An interim Collective Bargaining Agreement was agreed upon by the players and the owners for the 2000 season.

The football division generated ticket revenues for the six months ended June 30, 2000 were $1,397,017, which represented an increase of $441,551 or 46% as compared to ticket revenues for the six months ended June 30, 1999 of $955,466. The primary reason for the increase was the team played two additional home games during the period. However, the team also increased their average ticket revenue per game by 4%.

Advertising and promotion revenue was $923,691 for the six months ended June 30, 2000 as compared to revenues for the six months ended June 30, 1999 of $926,805. The team played two additional home games during the period. Actual advertising and promotion revenue decreased approximately 36%. This decrease was due strictly to the labor dispute just prior to the beginning of the season. The uncertainty of the League at that time caused some sponsors to move their sponsorship monies elsewhere until the labor dispute was resolved.

League revenues for the six months ended June 30, 2000 were $60,435, which represented a decrease of $487,423 or 89% as compared to revenues for the six months ended June 30, 1999 of $547,858. The primary reason for the decrease was due to the Company's modification of the Nth Agreement signed during second quarter of this year. This agreement requires all payments in association with the Nth Agreement to be for accrued interest and principal until the entire note from the Company is repaid by the League (approximately $1.9 million remaining). Prior to the modification, the Company recognized expansion revenues for all payments except for the annual $480,000 payable each August.

The telemarketing division also generated revenue of $28,057 for the six months ended June 30, 2000 compared to $60,876 for the six months ended June 30, 1999. The division produced revenue from selling season tickets for the San Jose SaberCats of the AFL, the Missouri River Otters of the UHL and the Mobile BayBears, the AA affiliate of the San Diego Padres. The Company anticipates the expansion of this division in the future to other teams in the AFL, arenafootball2 (the AFL's minor league system which began play in April 2000) and other minor league hockey and baseball teams.

Football Operations Expense
---------------------------
Football operational expenses of $1,338,716 increased $163,723 or 14% for the six months ended June 30, 2000 compared to $1,174,993 for the six months ended June 30, 1999. The primary reason for the increase was due to the additional expenses related to the interim Collective Bargaining Agreement for the 2000 season. The main increase in expenses for the players were year round health care, League minimum salaries and different disability coverages.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses of $718,573 increased $17,199 or 2.5% for the six months ended June 30, 2000 compared to $701,374 for the six months ended June 30, 1999. This increase in expenses was due to the additional games played in the period.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


League Assessments
------------------
League assessments of $96,750 increased $9,438 or 11% for the six months ended June 30, 2000 compared to $87,312 for the six months ended June 30, 1999.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $488,740 increased $126,956 or 35% for the six months ended June 30, 2000 compared to $361,784 for the six months ended June 30, 1999. This increase can be primarily attributed to the opening of a new corporate office and legal fees associated with the Youngblood settlement.

Telemarketing Expenses
----------------------
Telemarketing expenses of $15,136 decreased $45,347 or 74% for the six months ended June 30, 2000 compared to $60,483 for the six months ended June 30, 1999. The decrease in telemarketing expenses was due directly to a decrease in telemarketing sales for the period.

Interest Income/Expense
-----------------------
Interest income during the six months ended June 30, 2000 was $221,404 as compared to $228,407 for the six months ended June 30, 1999. The Company will now record the majority of the monies received from the League as a reduction of principal until approximately $1.9 million is received. Afterwards, 100% of League revenue related to the Nth Purchase Agreement will recognized as revenue.

Related party interest expense during the six months ended June 30, 2000 was $6,233 as compared to $0 for the six months ended June 30, 1999. The interest expense during this period was related to a loan from a stockholder of $125,000, which was used for operating capital.

Net Income (Loss)
-----------------
The net loss during the six months ended June 30, 2000 was ($219,808) as compared to net income of $344,134 for the six months ended June 30, 1999. The primary reasons for the decrease in net income were due to the increases in football operating expenses related to the interim Collective Bargaining Agreement and increased general and administrative, depreciation and failed acquisition expenses as well as reduced League revenues.

Results of Operations
Three Months Ended June 30, 2000 Compared To The Three Months Ended
 June 30, 1999

Net Income (Loss)
----------------
The net (loss) during the three months ended June 30, 2000 was ($497) as compared to net income of $408,421 for the three months ended June 30, 1999. Even though the Company recorded revenues for two additional games during the period, league revenues decreased by $487,423. Additional increases in expenses were due to the following: 1) The interim Collective Bargaining Agreement with the players caused football operation expenses to increase by $167,483; 2) The League required the Company to purchase a new game system for the 2000 season which increased depreciation expense by $66,486; and 3) The Company terminated its agreement to acquire United Sports Ventures, Inc., thereby causing the Company to expense $180,367 of acquisition costs.

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

In July 1999, the Company issued a convertible note payable to a stockholder of the Company for $250,000, convertible at $4.50 per share, due in September 2001 with interest at 10% annually. The Company granted warrants to purchase 25,000 shares of the Company's Class A common stock at $4.50 per share, which expire in July 2004 in conjunction with the issuance of the note payable. In October 1999, the company repaid $125,000 of the convertible note and 12,500 of the warrants were canceled. In July 2000, the company repaid $110,000 of the convertible note and the stockholder forgave the remaining balance, all unpaid interest and his remaining warrants were canceled.

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

In July 2000, the Company issued a promissory note to a related party of the Company for $250,000, due in January 2001 with interest at 12% annually, collateralized by the Nth Agreement. In August 2000, the Company repaid $100,000.

In August 2000, the League made their second payment of $480,000 to the Company related to the minimum guaranteed payment as stated in the Nth Agreement.

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

PART II.  OTHER INFORMATION AND SIGNATURES


ITEM 1.  LEGAL PROCEEDINGS

In July 1999, the Arena Football League ("AFL") and all of its member teams were joined as defendants in a civil action brought by Charlotte Arena Football League, Inc., a former AFL team operator (the case is captioned Charlotte Arena Football, Ltd. et. al. vs. Arena Football League, Inc., et. al., United States District Court for the Middle District of Florida) in which the Plaintiffs seek damages for alleged violations of the Sherman Antitrust Act, for certain tortuous conduct, for breach of fiduciary duties and for civil conspiracy. The complaint seeks damages against the defendants in amounts exceeding $300 million. Costs of defense and payment of any damages by the defendants will be advanced by the AFL to be shared equally by all of the AFL teams. The Company has been advised that the AFL believes the civil action is without merit and intends to vigorously defend against it.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5.  OTHER INFORMATION
None

PART II.  OTHER INFORMATION AND SIGNATURES
------------------------------------------



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Form 8-K

Orlando Predators Entertainment, Inc. ("OPE") has terminated its letter of intent to acquire United Sports Ventures, Inc ("USV"). The letter of intent was signed in May 1999. OPE was to acquire the Quad City Mallards, Missouri River Otters and the Rockford Ice Hogs of the United Hockey League and the Mobile BayBears, a AA affiliate of the San Diego Padres as part of the USV acquisition. Dr. Eric A. Margenau will remain CEO and President of OPE. The current Operating Agreement between OPE and USV will remain in effect.

Orlando Predators Entertainment, Inc. ("OPE") has amended its Operating Agreement with United Sports Ventures, Inc ("USV"). The agreement reduces the monthly management fee from $10,000 to $3,000 per month.

         Exhibits on Form 8-K

         10.12  Second Amendment to Management Agreement

PARTII.  OTHER INFORMATION AND SIGNATURES
-----------------------------------------




                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


THE ORLANDO PREDATORS ENTERTAINMENT, INC.
Registrant

/s/ Jeffrey L. Bouchy
------------------------------------------
Jeffrey L. Bouchy, Chief Financial Officer

Date:  August 14, 2000