Form 10KSB40
period 2000-09-30
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2001-01-16
CIK 1042456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ ] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000 or

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from January 1, 2000 to September 30, 2000.

Commission File No. 001-13217


                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                    -----------------------------------------
                 (Name of small business issuer in its charter)


           Florida                                      91-1796903
           -------                                      ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


741 Front Street, Suite 140
Celebration, Florida                                       34747
--------------------                                       -----
(Address of principal executive offices)                 (Zip Code)



Issuer's telephone number: (407) 566-2493

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:


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

                                  Yes X    No
                                     ---     ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this report, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     As of December 31, 2000, 5,192,999 shares of the Registrant's no par value Class A Common Stock were outstanding. As of December 31, 2000, the market value of the Registrant's no par value Class A Common Stock, excluding shares held by affiliates, was $6,972,612 based upon the closing price of $1.625 per share of Class A Common Stock on the Nasdaq SmallCap Market.


     The Registrant's revenues for its most recent fiscal year were $3,869,866.

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

Introduction

     The Company is in the sports and entertainment business and (i) owns and operates the Orlando Predators (the "Predators" or the "team"), a professional arena football team of the Arena Football League (the "AFL" or the "League"),
(ii) owns an additional 8% net revenue interest in the League (in addition to its 4% League ownership through the Predators) and (iii) owns rights to the operation of three af2 teams. See "arenafootball2 League." Arena football is played in an indoor arena on a padded 50 yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

Strategy

     The Company's strategy at the League level is to participate through the operation of the Predators and through its League ownership in what the Company believes will be the continued significant growth of the AFL which in turn is expected to result in increased revenue to the Company generated from (i) national (League) and regional (team) broadcast contracts, (ii) national League sponsorship contracts, (iii) the sale of additional League Memberships, and (iv) increased fan attendance at AFL games including Predators' games, together with appreciation in the value of the Predators as an AFL team. The trend toward ongoing League growth is evidenced by the February 1999 announcement by the National Football League ("NFL") that it had obtained an option to purchase up to 49.9% of the League and by the addition of seven new AFL teams (Los Angeles, Carolina, Detroit, New Orleans, Chicago, Dallas and Washington, D.C.) between 2000 and 2002, four of which (Detroit, New Orleans, Dallas and Washington) are owned by NFL owners.

     In a broader sense, the Company's strategy is to acquire and consolidate the operations of minor league professional sports teams in order to realize the significant economies of scale available through the operations of these sports franchises. Consistent with this strategy, in October 2000, the Company entered into an agreement with af2 Enterprises LLC ("af2"), which operates the arenafootball2 League to assist af2 in acquiring substantially all of the assets of the Indoor Football League ("IFL") through IFL Acquisition Company (IFL Acq."), a wholly-owned subsidiary of af2.

     Under the terms of the Company's agreement with af2, the Company contributed (i) $1.1 million in cash, (ii) a $1.75 million promissory note and
(iii) 214,286 shares of its common stock (which it agreed to repurchase from the holders at their election for $3.50 per share). In exchange af2 granted the Company (i) three af2 memberships in IFL markets, (ii) the first $1 million in expansion fees earned by the af2 in IFL markets and (iii) all of the tangible personal property assets of the IFL such as turf fields, football equipment and the like.

     At the team level, the Company's strategy is to increase fan attendance at Predators' home games, expand the Predators' advertising and sponsorship base, and contract with additional local and regional broadcasters to broadcast Predators' games.

     The Company believes that fan attendance will increase based upon the game winning success (if any) of the Predators in the AFL and by increasing media exposure of the team in the central Florida area. Game winning success requires the ongoing recruitment of superior players. In order to recruit players, the Company employs a recruiting team which includes the Company's head coach and Director of Player Personnel. In order to increase media exposure to the team in central Florida, and expand the Company's sponsorship base, the Company calls upon the media, corporate sponsors and other central Florida organizations. The Company also calls upon central Florida businesses to solicit advertising and sponsorship funds on behalf of the team. The Predators participate in a number of charitable events during the year as a part of a community relations and recognition program and maintain an Internet website at www.orlandopredators.com. The Company also employs five to ten part-time telemarketing personnel prior to commencement of the AFL season to assist in ticket sales.

     The Company's strategy also includes maintaining and building community support for, and recognition of, the team as an ongoing valuable entertainment institution in central Florida and throughout the state. The Company believes that the value of the Predators as a sports team will increase if community support and recognition are maintained. In this regard, the Predators completed their tenth AFL season in 2000, have played in the Arena Bowl for the AFL championship on six occasions and won Arena Bowl XII championship in 1998 and Arena Bowl XIV in 2000. The Predators hold one of the best all-time win-loss records among current and former AFL teams and have recorded the highest announced average AFL per game attendance in a number of prior seasons.

History

     The AFL governs the arena football teams that comprise the League and sell team memberships ("Memberships"). The AFL's first season commenced in 1987. Between 1987 and 2000, the League grew from four teams to 17 teams with teams in New Orleans, Chicago and Detroit expected to begin play in 2001. The membership fees for the next team joining the AFL has increased from $125,000 in 1995 to $7 million currently. Since 1992, announced League attendance has grown from

736,000 to over 1.1 million (including play-off games). Game broadcasts during this period have included local, regional, ESPN, ESPN 2, TNN and ABC coverage. In the 2000 season, 25 games were broadcast on national cable television stations, including ABC's live broadcast of Arena Bowl XIV. From 11 million television households in 1994, the AFL reached over 27.5 million households in 2000.

     The Company has derived its revenue and operating funds from the arena football operations of the Predators and its aggregate 12% net revenue interest in the AFL in 2001. Revenue from football operations results from the sale of tickets to the Predators' home games, the sale of advertising and promotions to Predator sponsors, the sale of local and regional broadcast rights to Predators' games, the sale of merchandise carrying the Predators' logos, and concession sales at Predators' home games. Revenue from the Company's League ownership results from the Company's share of all League revenue, primarily consisting of League contracts with national media organizations, expansion team Membership fees, national corporate sponsorships and League merchandising sales.

     In April, 1998, the NFL amended its by-laws to allow its owners to purchase additional professional football teams. To date, the owners of ten NFL teams have purchased or applied to purchase AFL teams.

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

     In March 1987 the U.S. Patent Office issued a U.S. Patent ("Patent") to Gridiron Enterprises, Inc. an Illinois corporation ("Gridiron") for the Arena Football Game System and rules of play as well as trademarks for the logo and names associated with Arena Football. In December 1991, the AFL was incorporated as a non-profit membership corporation in the state of Delaware. Also in 1991, Gridiron entered into an exclusive licensing agreement with the AFL to organize, operate and market Arena Football throughout the United States by selling team memberships in major markets across the United States. Pursuant to the licensing agreement, the AFL granted to Gridiron a per team royalty of $20,000 per year in return for using the game system and rules of play of Arena Football. In August 1998 the AFL purchased all patent and other rights to the Arena Football Game System from Gridiron for $4,000,000, and the teams were no longer required to pay the $20,000 per year royalty.

     Four teams were fielded for the League's inaugural 1987 season. By 1991, the League had eight teams and had played exhibition games in London and Paris. In 1992 and 1993, the League fielded 12 teams and 10 teams, respectively, with some games televised on the ESPN cable network. For 2001, 19 teams will play in the League.

     AFL games are generally played in an indoor basketball/hockey sports arena which offers fans climate-controlled conditions and a more intimate view of the game. As a result of the smaller playing field, the rebound nets and a general emphasis on offensive play, Arena Football games are generally high scoring, fast-paced action contests.

     AFL game attendance has risen consistently with over 1.1 million in total fan attendance announced for the 2000 season. Per game announced attendance averaged approximately 10,000 during the 2000 season. "Announced" game attendance represents attendance figures provided by League teams to the League and the media and cannot be independently verified. Approximately 66% of AFL viewers are male and 34% are female with 60% of such viewers under the age of
35. In terms of education, 47% have college or graduate degrees, 28% have some college attendance and 87% hold at least high school diplomas.

     The membership fee for new teams joining the AFL has grown from $125,000 for the 1990 season to $7 million currently. In 2000 there were over 27.5 million households with AFL teams in their metropolitan areas, up from 11 million households in 1994. During the 2000 season, TNN, ESPN, ESPN 2 and ABC broadcast a total of 25 games including ten playoff games and the Arena Bowl.

     AFL player salaries are subject to a collective bargaining agreement between the League, its member teams and the Arena Football League Players' Organizing Committee. See "Collective Bargaining Agreement." For the 2000 season, the Predators' players' compensation was approximately $1.2 million in the aggregate. There are no player drafts, although expansion teams are allowed to draw from a pool of players designated by existing AFL teams.

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

AFL Teams

     For the 2001 season, the AFL will consist of the following 19 teams, aligned into two conferences, with two divisions in each conference:

                               American Conference
                               -------------------

     Western Division                                     Central Division
     ----------------                                     ----------------
     Arizona Rattlers                                     Chicago Rush
     Oklahoma City Wranglers                              Milwaukee Mustangs
     San Jose SaberCats                                   Detroit Fury
     Los Angeles Avengers                                 Grand Rapids Rampage
     Houston ThunderBears                                 Indiana Firebirds

                               National Conference
                               -------------------

     Eastern Division                                      Southern Division
     ----------------                                      -----------------
     Toronto Phantoms                                      Nashville Kats
     New Jersey Red Dogs                                   Orlando Predators
     Buffalo Destroyers                                    Tampa Bay Storm
     New York Dragons                                      Florida Bobcats
     Carolina Cobras

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

Gate Receipts, AFL Assessments and Distributions

     AFL teams are entitled to keep all gate receipts from pre-season home games, regular season home games and playoff home games. Teams do not receive any gate receipts from away games except that visiting teams are reimbursed for hotel expenses by the home team. Each team is required to pay an annual assessment to the AFL which is generally equal to the team's share of the League's annual operating costs and each team is contingently liable for other team membership purchases, team repurchases by the League and League litigation. Each team's assessment is generally funded by its share of revenue derived from the League's national television contracts, from the sale of AFL licensed merchandise and from revenues generated by the League's sale of expansion team memberships. Each visiting team participating in the playoffs is reimbursed for hotel expenses and receives a fixed payment of $45,000 for each playoff game and $50,000 for the Arena Bowl.

AFL Licensing

     The AFL operates a League licensing program on behalf of its teams. Under the program, product manufacturers sign agreements allowing them to use the names and logos of all AFL teams, the AFL itself and AFL's special events (including playoffs and the Arena Bowl) in exchange for royalty and guarantee payments. For the period ended September 30, 2000, the Company's share of net revenues from licensing was $80,000. The Company's share of net revenue from the League (the "Team Share") was equal to 1/25 of the AFL's net revenue for the 2000 season and it anticipates will be 1/27 for the 2001 season. The Company's Team Share is equal to the AFL's net revenue divided by the total number of League teams (19 in 2001), two Gridiron Team Shares, two Team Shares owned by the Company and four expansion teams. League assessments are also based upon the Team Share. Each team is also permitted to license its club identified products locally for sale at its arena, at team owned and operated stores and through team catalogs. The Company purchased two non-voting equity interests in 1998, and in 2000 the Company's Team Share was 1/25 together with an additional 2/25 for its two non-voting equity interests.

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

arenafootball2 League

     In August 1999 the AFL established the arenafootball2 League ("af2") to be comprised of smaller market "farm" teams. To date, 28 teams have joined the new league (40 are expected by 2002), which commenced play in April 2000 with an 18-week, 120-game schedule. The 28 teams are primarily located in the midwest and southeast.

     In October 2000 af2 acquired substantially all of the assets of the Indoor Football League, and the Company acquired rights to operate three af2 teams without payment of membership fees to the af2. See "Strategy", above.

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

Current Operations of the Company

     The Company derives substantially all of its revenue from the Arena Football operations of the Predators and its aggregate 11.1% net revenue interest in the League. This revenue is primarily generated from (i) the sale of tickets to the Predators' home games, (ii) the sale of advertising and promotions to Predator sponsors, (iii) the sale of local and regional broadcast rights to Predators' games, (iv) the Company's share of League media contracts, Membership fees paid by expansion teams and League licensing sales, and (v) the sale of merchandise carrying the Predators' logos.

     In March 1998, the Company entered into an agreement with the AFL pursuant to which it agreed to purchase two additional Team Shares in the League (which then represented 2/19 of the League's revenue) for $6,000,000. Under the terms of the agreement (which was amended in April 2000), the Company receives a minimum of $480,000 per year until the balance of approximately $3 million is paid and the distributions from the additional Team Shares are accounted as a reduction of debt until paid in full. When the debt is repaid in full, then the Team Shares will be recognized as revenue.

     Ticket Sales. The Predators played seven home games and seven away games during the 2000 AFL regular season together with one home and one away pre-season exhibition game. Under the AFL Bylaws, the Company receives all revenue from the sale of tickets to regular season and pre-season home games and no revenue from the sale of tickets to regular season and pre-season away games.

     The Predators play all home games at the TD Waterhouse Center, which holds approximately 16,000 spectators. Ticket prices for regular season home games during the 2000 season at the TD Waterhouse Center ranged from $5 to $130 per game. The following table sets forth certain information relating to the Predators' pre-season and regular season revenue generated by the sale of tickets for the 1999 and 2000 seasons:


 Season        Number of        Average       Average Paid        Average
            Season Tickets   Per Game Paid    Ticket Price   Ticket Revenue Per
                               Attendance                           Game
--------------------------------------------------------------------------------
  1999           7,612            9,509          $21.78           $207,103
  2000           5,941            8,676          $24.42           $211,853


     Advertising and Promotion. The Company generates revenue from the sale of advertising displayed on signs located throughout the TD Waterhouse Center, and through other promotions utilizing the team's name or logos. In addition, the Company markets team "sponsorships" to local and regional businesses which provide a combination of advertising rights, promotional rights and VIP ticket privileges. Advertising rights include the use of corporate logos within the TD Waterhouse Center, commercials on radio and television, advertisements in the FanGuide magazine, display of the sponsor's name on the Jumbotron (a large, four sided electronic sign located in the center of the TD Waterhouse Center, public address announcements, the inclusion of customer names on team posters and the like. Promotional rights include banners displayed in the team's VIP room at the TD Waterhouse Center), availability of blocks of seats in the upper bowl endzone for specific games, the use of the team's logos and autographed helmets. VIP privileges include high priority seating selections, parking passes, VIP room passes and travel packages, which include attendance at team away games.

     Local and Regional Television, Cable and Radio Broadcasts. In March 1998, the Company entered into a three-year television contract with the Sunshine Network for the 1998, 1999 and 2000 seasons providing for the Company to receive approximately $70,000 per season. The Company enters into a annual radio contract with Clear Channel Communications. The Company is currently negotiating new agreements with Sunshine and Clear Channel. In the past, most of the proceeds from the two media contracts are paid in the form of bartered commercial television and radio time made available to the Company rather than cash.

     National Television. For the 2000 season, the AFL granted TNN, ESPN, ESPN 2 and ABC broadcast rights to televise 25 AFL games, which were live rather than tape delayed (including 14 games in prime time), ten playoff games and ABC's telecast of the Arena Bowl.

     Sale of Merchandise. The Company generates a small amount of revenue from the sale of merchandise carrying the Predator logos (primarily athletic clothing such as sweatshirts, T-shirts, jackets and caps) at the TD Waterhouse Center and at the Company's corporate offices in downtown Orlando.

     Telemarketing. In addition to using telemarketing techniques to improve the Predators' ticket sales, the Company uses its telemarketing staff to market tickets for other minor league teams. The Company intends to further develop its telemarketing techniques in order to offer telemarketing ticket services for sports teams.

Performance

     The following table describes the performance of the Predators during the last three AFL seasons:

                    Season Record   Finish in Division    Playoff Results
                    -------------   ------------------    ---------------
      1998               9-5               2nd           Won the Arena Bowl
                                                           Championship
      1999               7-7               3rd           Lost the Arena Bowl
                                                           Championship
      2000              11-3               1st           Won the Arena Bowl
                                                           Championship

Coaches

     Jay Gruden, age 33, was retained by the Company as the Predators' head coach in August 1997 and has led the team to two Arena Bowl Championships. Coach Gruden replaced Perry Moss who had been the team's head coach for the previous seven seasons. Coach Gruden quarterbacked the Tampa Bay Storm for six seasons from 1991 to 1996. During his tenure, he set AFL records for career pass completions (1,182), passing yards (15,514) and passing touchdowns (280). He led Tampa Bay to Arena Bowl championships four times, including back-to-back titles in 1995 and 1996. A two-time All-Arena selection, Coach Gruden also was the League's Most Valuable Player in 1992.

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

     Coach Gruden's staff includes one paid and three unpaid assistant coaches.

Players

     In general, the rules of the AFL permit each team to maintain an active roster of 24 players during the regular season.

The Collective Bargaining Agreement

     The League and the Arena Football League Players' Organizing Committee ("AFLPOC") have entered into a term sheet ("Term Sheet"), which is expected to be superceded by a Collective Bargaining Agreement ("CBA") in the first half of 2001. Under the terms of the Term Sheet, the League has agreed with the AFLPOC that player salaries must be at least 53% of League revenue as defined in the Term Sheet. Additionally, the League teams agreed to a salary cap equal to the greater of $1,375,000 per team, or 59% of team revenue as defined in the Term Sheet, increasing to 61% by 2006. Minimum per player salaries under the Term Sheet are set at $900 per game plus a $200 per game win bonus increasing to $1,450 per game plus a $400 per game win bonus in the third year of the CBA.

TD Waterhouse Center

     The Predators have played in the TD Waterhouse Center, which has a seating capacity of approximately 16,000, since 1991. In March 1998, the Company signed a new five-year lease (with an additional five-year option) with the TD Waterhouse Center commencing in the 1998 season at approximately the same per game rental as its previous lease, but which provides the Company with an approximately 20% share of revenue generated from food and beverage concessions in exchange for the Company reducing ticket prices by approximately 10% to 20%, depending upon seat location. The Company will also receive a rebate against rent of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons.

Competition

     The Predators compete for sports entertainment dollars with other professional sports teams and with college athletics and other sports-related entertainment. During portions of the AFL season, the Predators compete with the XFL, which has a franchise team in Orlando (the "Orlando Rage"), professional basketball (NBA and WNBA) teams playing in Orlando and with professional hockey in Orlando and professional baseball in other locations in Florida. In addition, the colleges and universities in central Florida, as well as public and private secondary schools, offer a full schedule of athletic events throughout the year. The Predators also compete for attendance and advertising revenue with a wide range of other entertainment and recreational activities available in central Florida. On a broader scale, AFL teams compete with football teams fielded by high schools and colleges, other Indoor Football League teams, the NFL, the Canadian Football League and NFL Europe.

Employees

     In addition to its active football players, the Company employs three football personnel and 20 non-football personnel. During the AFL season, the Company also uses volunteer part-time employees from time to time.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     The Company leases team offices at 400 West Church Street in Orlando, Florida, pursuant to a two-year lease covering 4,800 square feet for $900 per month. The Company paid approximately $40,000 for leasehold improvements in the space. The Company leases corporate offices at 741 Front Street, Kissimmee, Florida, under a two-year lease terminating January 2002 at a monthly rental of $3,200. In March 2001, the Company expects to consolidate its offices at 4901 Vineland Road, Suite 150, Orlando, Florida 32811, where it has executed a five-year lease expiring January 2006 based upon a monthly rent of $9,420 increasing to $10,603 in 2006.

     The Predators have played in the TD Waterhouse Center, which has a seating capacity of approximately 16,000, since 1991. In March 1998, the Company signed a five-year lease (with an additional five-year option) with the TD Waterhouse Center commencing in the 1998 season at approximately the same per game rental as its previous lease, but which provides the Company with an approximately 20% share of revenue generated from food and beverage concessions in exchange for the Company reducing ticket prices by approximately 10% to 20%, depending upon seat location. The Company also receives a rebate against rent of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     In July 1999, the Arena Football League ("AFL") and all of its member teams were joined as defendants in a civil action brought by Charlotte Arena Football League, Inc., a former AFL team operator (the case is captioned Charlotte Arena Football, Ltd. et. al. vs. Arena Football League, Inc., et. al., United States District Court for the Middle District of Florida) in which the Plaintiffs seek damages for alleged violations of the Sherman Antitrust Act, for certain tortuous conduct, for breach of fiduciary duties and for civil conspiracy. The complaint seeks damages against the defendants in amounts exceeding $300 million. Costs of defense and payment of any damages by the defendants will be advanced by the AFL to be shared equally by all of the AFL teams. The League settled this lawsuit in September 2000 for $550,000, of which OPE is liable for $25,000 to be taken out of future League distributions from the League.

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

     In March, 2000, the Arena Football League ("AFL") and all of its member teams were joined as defendants in an administrative law action filed with the National Labor Relations Board ("NLRB"), Region 12, Tampa, Florida (Case Number NLRB 12-CA-20666). AFL players James Guidry and Mike Pawlawski, as agents for the Arena Football League Players Association, the United Food and Commercial Workers Union and the National Football League Players Association, alleged an unfair labor practice in violation of the AFL players' Section 7 rights under the National Labor Relations Act. Costs of defense and payment of any damages by the defendants will be advanced by the AFL, to be shared equally by all of the AFL teams. The Company has been advised that the AFL believes the administrative law action is without merit and intends to vigorously defend against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     The Company's Class A Common Stock commenced trading on the NASDAQ SmallCap Market under the symbol "PRED" in December 1997. The following table sets forth for the quarters indicated the range of high and low closing prices of the Company's Class A Common Stock as reported by NASDAQ but does not include retail markup, markdown or commissions. On December 31, 2000, the closing price of the Company's Common Stock was $ 2.31per share.

                                                            Common Stock
     By Quarter Ended:                                  High             Low
     -----------------                                  ----             ---

     Calendar 2000
     -------------
     December 31, 2000                                $   2.13        $   1.19
     September 30, 2000                               $   2.90        $   1.50
     June 30, 2000                                    $   2.25        $   1.25
     March 31, 2000                                   $   3.12        $   1.75

     Calendar 1999
     -------------
     December 31, 1999                                $   3.75        $   2.75
     September 30, 1999                               $   4.50        $   3.00
     June 30, 1999                                    $   5.00        $   4.12
     March 31, 1999                                   $   5.38        $   4.50


     The above quotations were reported by the Nasdaq SmallCap Market and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of December 31, 2000, the Company had approximately 900 record and beneficial stockholders.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

Introduction

The Company is in the sports and entertainment business and (i) owns and operates the Orlando Predators (the "Predators" or the "team"), a professional arena football team of the Arena Football League (the "AFL" or the "League") and
(ii) owns an additional 8% revenue interest in the League (in addition to its 4% League ownership through the Predators). Arena football is played in an indoor arena on a padded 50-yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

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

The operations of the team are year-round; however, the majority of revenues and expenses are recognized during the AFL playing season, from March through August of each year. The team begins to receive deposits in late August for season tickets during the upcoming season. From August through April, the team sells season tickets and collects revenue from all such sales. Selling, advertising and promotions also take place from August through April, although these revenues are not realized until after the season begins. Single game tickets and partial advertising sponsorships are also sold during the season, primarily from April to July. Additional revenues and expenses are recognized in August from playoff games, if any.

In August 1998, the Company purchased an additional two equity interests in the Arena Football League for $6,000,000 ("Nth Agreement"). The $6 million will be repaid to the Company by distributions from the League related to these two equity interests or "Nths." The League currently owes the Company $3.1 million in total distributions.

In May 1999, the Company entered into a non-binding letter of intent to acquire United Sports Ventures, Inc. ("USV"). USV wholly or partially owns and operates the Quad City Mallards, the Rockford Ice Hogs and the Missouri River Otters of the United Hockey League and the Mobile Bay Bears (AA) professional baseball club. The Company terminated the letter of intent with USV in June 2000, but retained the Company's senior management to oversee the operations of OPE in a management agreement.

In mid-February 2000, the AFL announced it was going to cancel the 2000 season due to its ongoing labor dispute with the players. In late February 2000, the AFL was notified by the Arena Football League Players' Organizing Committee that they received authorization cards from an overwhelming majority of AFL players to act as the exclusive collective bargaining representative for all AFL players. Subsequently, the 2000 season was re-opened and negotiations began on an interim collective bargaining agreement.

In April 2000, the Company settled a dispute with the League regarding the payment terms of the Nth Agreement. As a result the Company will receive a guaranteed amount of $480,000 per year and all additional monies received from the League will go to the repayment of the remaining approximate $1.5 million owed to the Company. Subsequently, the Company will continue to receive their pro rata share of League revenues. When the entire debt is repaid to the Company, only then will the Company begin to recognize the additional 2 Nths' revenues as revenue.

In October 2000, the Company entered into an agreement with IFL Acquisition Co., LLC (IFLA), a wholly owned subsidiary of af2 Enterprises, LLC (af2). The Company acquired the rights to three af2 memberships, all of the tangible assets of the Indoor Football League (which were acquired by IFLA under a separate agreement), the first $1,000,000 in expansion revenues received by af2 for memberships in former Indoor Football League markets. The Company filed af2 applications for Peoria, IL, Bismarck, ND and Green Bay, WI. In 2001 the Company will play in Peoria (Pirates), in 2002, Bismarck (Bandits) and in either 2002 or 2003, in Green Bay. The Company expects all af2 operations to be profitable.

In June 2000, the Company changed its fiscal year end from December 31 to September 30 for financial statement purposes only. Period ended September 30 represents a nine month year.

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

Results of Operations

Period Ended September 30, 2000 Compared To The Year Ended December 31, 1999

Revenues

The Company recognizes game revenues and expenses over the course of the season (March through August).

Revenues for the period ended September 30, 2000 were $3,869,866, which represented a decrease of $1,236,103 or 24% as compared to revenues for the period ended December 31, 1999 of $5,105,969. The decrease for the period ended September 30, 2000 was directly attributable to a decrease in League revenues of $1,551,278. League revenues dropped significantly for two reasons. First, the labor dispute early in the year greatly hindered AFL expansion revenues. Secondly, the change in accounting due to the Nth dispute with the League prohibited approximately $514,000 in not being recorded as revenue, but as a reduction in League debt to the Company. Additionally, the Predators had reduced advertising and promotions revenue due that the labor dispute was in the team's prime sponsorship selling season. The team played the same number of home games in the period as last year. Ticket sales are recognized when the games are played. The lease agreement with the Orlando Arena generated $118,709 in concession income for the eight home games played in this period, consistent with the prior year.

The telemarketing division also generated revenue of $10,057 for the period ended September 30, 2000 compared to $90,798 for the year ended December 31, 1999. The division produced revenue from selling season tickets for the Mobile Bay Bears (AA) professional baseball club. The Company anticipates the expansion of this division in the future to other teams in the AFL, arenafootball2 (the AFL's minor league system began play in the 2000 season) and other minor league hockey and baseball teams.

Operating Expenses

Operating expenses of $2,026,141 increased $52,727 or 3% for the period ended September 30, 2000 as compared to $1,973,414 for the year ended December 31, 1999. These costs are associated with the operations of the Predators' football team. Player costs were approximately $1,235,609 for the 2000 season.

Selling and Promotional Expenses

Selling and promotional expenses of $841,618 decreased $148,192 or 15% for the period ended September 30, 2000 compared to $989,810 for the year ended December 31, 1999. This was due to a significant decrease in corporate sponsorship commissions related to lower corporate sponsorship revenues as a result of the player dispute that caused the 2000 season to be canceled.

League Assessments

League assessments of $282,416 decreased $301,393 or 52% for the period ended September 30, 2000 as compared to $583,809 for the year ended December 31, 1999. The League is comprised of numerous teams who share in all league revenue and expenses. League assessments are based upon the team's share of league operating expenses and other league expenses such as legal settlements.

General and Administrative Expenses

General and administrative expenses of $1,290,406 increased $128,874 or 11% for the period ended September 30, 2000 compared to $1,161,532 for the year ended December 31, 1999. This increase can be primarily attributed to management fees to USV, increased management salaries, investor relations expenses, a bad debt write-off and stock option compensation expenses. General and administrative expenses would have been approximately another $200,000 higher if it were not for a shortened fiscal year.

Loss from Disposal of Equipment

During the period ended September 30, 2000, the Company wrote off certain assets no longer of value for approximately $137,000. The Company believes that it will sell its old playing field for approximately $10,000.

Playoffs

The Orlando Predators played three home playoff games in 2000 and played three road playoff games in 1999. Playoff revenues for the period ended September 30, 2000 were $653,902 as compared to $176,970 for the year ended December 31, 1999. Home teams retain all revenues for playoff games. Road teams receive $45,000 for rounds one and two, and $50,000 for the Arena Bowl.

Playoff expenses for the period ended September 30, 2000 were $786,862 as compared to $259,485 for the year ended December 31, 1999.

Other Income/Expense

Interest income during the period ended September 30, 2000 was $333,552 as compared to $458,774 for the year ended December 31, 1999. The interest income related to the Arena Football League is due to the Nth Purchase Agreement.

Interest expense during the period ended September 30, 2000 was $14,419 as compared to $12,172 for the year ended December 31, 1999.

In June 2000, the Company terminated its letter of intent to acquire United Sports Ventures, Inc. The Company wrote off $180,367 related to this failed acquisition.

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

On November 5, 1998, the Company received a payment from the League in the amount of $672,791. This payment represented expansion revenue related to the Los Angeles Avengers expansion team that began play in 2000.

In January and February 1999, the Company completed another private placement offering. It consisted of three investors totaling $145,000 ($2.50-$3.00 per share), with commissions of 15% or $21,750 paid for 75,000 shares of Class A common stock. These proceeds were used to fund current operations.

On September 26, 1999, the Company received a payment from the League in the amount of $547,858. This represented expansion revenue related to the Chicago Rush expansion team that will begin play in 2001.

In June 1999, the Monolith Limited Partnership, ("Monolith"), a major stockholder of the Company, loaned the Company $350,000, due in September 2002 with interest at 8% annually. The note was repaid in July 1999.

In July 1999, the Company issued a convertible note payable to a stockholder of the Company for $250,000, convertible at $4.50 per share, due in September 2001 with interest at 10% annually. The Company granted warrants to purchase 25,000 shares of the Company's Class A common stock at $4.50 per share, which expire in July 2004 in conjunction with the issuance of the note payable. In October 1999, the company repaid $125,000 of the convertible note and 12,500 of the warrants were canceled. In June 2000, the company repaid the remaining $125,000 of the convertible note and the remaining 12,500 of the warrants were canceled.

In October and November 1999, the Company received payments from the League in the amount of $682,488. This represented expansion revenue related to the Carolina Cobras membership that began play in 2000.

In November 1999, the Company completed another private placement offering. It consisted of one investor totaling $100,000 ($2.00 per share), with commissions of 10% or $10,000 paid for 50,000 shares of Class A common stock. These proceeds were used to fund current operations.

From January through September 2000, the Company received net payments from the League in the amount of $186,743. This represented expansion revenue related to the Detroit Fury, Dallas, New Orleans and Washington, DC expansion teams that will begin play in 2001, 2002, 2002 and 2003, respectively. The Company also received approximately $1.4 million for principle and interest payments related to its note receivable from the League.

In October 2000, the Company entered into an agreement with IFL Acquisition Co., LLC (IFLA), a wholly owned subsidiary of af2 Enterprises, LLC (af2). The Company acquired the rights to three af2 memberships, all of the tangible assets of the Indoor Football League (which were acquired by IFLA under a separate agreement), the first $1,000,000 in expansion revenues received by af2 for memberships in former Indoor Football League markets. In addition, to the extent that af2 licenses intellectual property acquired from the Indoor Football League to third parties within 24 months of the date of the agreement the Company will receive a fee of $10,000. In exchange for the assets and rights acquired, the Company paid $1,100,000 cash less a credit of $25,000 for a territory release payment and a credit of $226,165 for cash received prior to the sale to IFLA, issued 214,286 shares of Class A Common Stock valued at $750,000 and a promissory note for $1,750,000 bearing interest at 6% per year, payable in three annual installments of $583,333 on October 18, 2000. The Company's two equity interests in the League collateralize the note. The common stock is redeemable at $3.50 per share at the option of the stockholder for a period of six months beginning on April 18, 2002. The Company also is required to pay $25,000 to the owner of the Milwaukee AFL membership and a $50,000 fee for the first af2 team acquired $5,000 for each additional af2 team to af2.

Currently, the Company is working on another private placement offering. It will consist of five investors totaling $600,000 ($1.13 per share), with commissions of 10% or $60,000 paid for 533,333 shares of Class A common stock. These proceeds will be used to fund current operations.

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

                                      INDEX

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

                                 AJ. ROBBINS, PC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206


                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors
The Orlando Predators Entertainment, Inc.
Orlando, Florida


We have audited the accompanying balance sheet of The Orlando Predators Entertainment, Inc. as of September 30, 2000, and the related statements of operations, changes in stockholders' equity and cash flows for the nine months then ended and for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of The Orlando Predators Entertainment, Inc. as of September 30, 2000 and the results of its operations and its cash flows for the nine months then ended and for the year ended December 31, 1999, in conformity with generally accepted accounting principles.


                                              /s/ AJ. ROBBINS, P.C.
                                              ---------------------
                                              AJ. ROBBINS, P.C.
                                              CERTIFIED PUBLIC ACCOUNTANTS
                                                     AND CONSULTANTS

Denver, Colorado
November 18, 2000

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000


                                     ASSETS

CURRENT ASSETS:
     Cash                                                             $  290,708
     Accounts receivable, sponsorships                                   117,626
     Litigation reimbursement receivable                                 114,000
     AFL receivable, current portion                                      49,759
     Assets available for sale                                            10,000
     Inventory                                                            14,517
     Receivable from employees                                             6,348
     Prepaid expenses                                                    182,434
     Deferred acquisition costs                                            2,984
                                                                      ----------


                  Total Current Assets                                   788,376


PROPERTY AND EQUIPMENT, at cost, net                                     382,739


EQUITY INVESTMENT IN AFL                                               4,032,650


AFL RECEIVABLE, net of current portion                                 1,509,233


MEMBERSHIP COST, net                                                   1,807,455


RESTRICTED INVESTMENT                                                    100,000


OTHER ASSETS                                                               6,757
                                                                      ----------

                                                                      $8,627,210
                                                                      ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                            BALANCE SHEET (Continued)
                               SEPTEMBER 30, 2000


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $    601,463
     Accrued interest, related party                                     10,765
     Due to AFL                                                          25,000
     Deferred revenue                                                   552,016
     Accounts payable - related party                                    39,000
                                                                   ------------

                  Total Current Liabilities                           1,228,244
                                                                   ------------



COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY:
     Preferred stock, 1,500,000 shares authorized;  none
         issued or outstanding                                             --
     Class A Common stock, 15,000,000 shares authorized;
         5,192,999 issued and outstanding                            10,136,400
     Class B Common Stock, 1,000 shares authorized,
         1,000 issued and outstanding                                     5,000
     Additional paid-in capital                                       3,096,653
     Accumulated (deficit)                                           (5,839,087)
                                                                   ------------

                  Total Stockholders' Equity                          7,398,966
                                                                   ------------

                                                                   $  8,627,210
                                                                   ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                         THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 STATEMENTS OF OPERATIONS

                                                               For the Nine    For the Year
                                                               Months Ended       Ended
                                                               September 30,   December 31,
                                                                   2000            1999
                                                                -----------    -----------
REVENUES:
   Ticket                                                       $ 1,618,620    $ 1,553,872
   Concession                                                       118,709        118,521
   Play-off                                                         653,902        176,970
   Advertising and promotions                                     1,173,412      1,345,072
   League                                                           256,884      1,808,162
   Telemarketing                                                     10,057         90,798
   Other                                                             38,282         12,574
                                                                -----------    -----------

       Total Revenues                                             3,869,866      5,105,969
                                                                -----------    -----------

COSTS AND EXPENSES:
   Operations                                                     2,026,141      1,973,414
   Playoff expenses                                                 786,862        259,485
   Selling and promotional expenses                                 841,618        989,810
   League assessments                                               282,416        583,809
   General and administrative                                     1,290,406      1,161,532
   Telemarketing expenses                                             8,836        109,635
   Amortization                                                      51,099         70,432
   Depreciation                                                      77,596         73,595
   Loss from disposal of equipment                                  137,890          9,601
                                                                -----------    -----------

       Total Costs and Expenses                                   5,502,864      5,231,313
                                                                -----------    -----------

OPERATING (LOSS)                                                 (1,632,998)      (125,344)
                                                                -----------    -----------

OTHER INCOME (EXPENSE):
   Interest expense - related party                                 (14,419)       (12,075)
   Interest income                                                    4,098         12,172
   Interest income, AFL                                             329,454        446,602
   Loss on litigation settlement                                       --         (106,000)
   Loss on failed acquisition                                      (180,367)          --
   Gain on early retirement of debt                                  18,116           --
                                                                -----------    -----------

       Net Other Income (Expense)                                   156,882        340,699
                                                                -----------    -----------

NET INCOME (LOSS)                                               $(1,476,116)   $   215,355
                                                                ===========    ===========

NET INCOME (LOSS) PER SHARE, Basic                              $      (.28)   $       .04
                                                                ===========    ===========

Weighted Average Number of Common Shares Outstanding, Basic       5,198,999      5,132,535
                                                                ===========    ===========

NET INCOME PER SHARE, Diluted                                   $      (.28)   $       .04
                                                                ===========    ===========

Weighted Average Number of Common Shares Outstanding, Diluted     5,198,999      5,254,117
                                                                ===========    ===========


                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                            F-5

                                             THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                             AND FOR THE YEAR ENDED DECEMBER 31, 1999


                                     Class A Common Stock       Class B Common Stock       Additional
                                    -----------------------   -------------------------     Paid-In     Accumulated
                                     Shares       Amount        Shares        Amount        Capital      (Deficit)        Total
                                    ---------   -----------   -----------   -----------   -----------   -----------    -----------
Balances,
   December 31, 1998                5,050,000   $ 9,867,150         1,000   $     5,000   $ 2,879,940   $(4,578,326)   $ 8,173,764

Class A Common Stock issued in
   private placements, net of
   offering costs of $31,750          115,000       213,250          --            --            --            --          213,250

Class A  Common Stock issued for
   exercise of stock options           22,999        46,000          --            --            --            --           46,000

Warrants issued with convertible
   debt                                  --            --            --            --          34,463          --           34,463

Net income                               --            --            --            --            --         215,355        215,355
                                    ---------   -----------   -----------   -----------   -----------   -----------    -----------

Balances,
   December 31, 1999                5,187,999    10,126,400         1,000         5,000     2,914,403    (4,362,971)     8,682,832

Class A Common Stock issued for
   exercise of stock options            5,000        10,000          --            --            --            --           10,000

Sale of Class A Common Stock
   warrants                              --            --            --            --           6,250          --            6,250

Class A Common Stock options issued
   for services                          --            --            --            --         176,000          --          176,000

Net (loss)                               --            --            --            --            --      (1,476,116)    (1,476,116)
                                    ---------   -----------   -----------   -----------   -----------   -----------    -----------

Balances,
   September 30, 2000               5,192,999   $10,136,400         1,000   $     5,000   $ 3,096,653   $(5,839,087)   $ 7,398,966
                                    =========   ===========   ===========   ===========   ===========   ===========    ===========



                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                               F-6

                         THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 STATEMENTS OF CASH FLOWS

                                                                For the Nine   For the Year
                                                                Months Ended       Ended
                                                                September 30,   December 31,
                                                                     2000           1999
                                                                 -----------    -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net income (loss)                                             $(1,476,116)   $   215,355
   Adjustments to reconcile net income (loss) to net cash from operating activities:
     Loss from disposal of equipment                                 137,890          9,601
     Loss on failed acquisitions                                     180,367           --
     Depreciation and amortization                                   128,695        144,027
     Bad debt                                                         54,417           --
     Stock options issued to consultants                             176,000           --
     Warrants issued for loan fees                                      --           34,463
   Changes in assets and liabilities:
     Accounts receivable, sponsorships                               (75,217)       172,407
     Accrued interest receivable                                     597,056       (446,602)
     Employee receivables                                             20,083         18,704
     Inventory                                                        15,290         (9,222)
     Prepaid expenses                                                132,989        (58,862)
     Litigation reimbursement                                       (114,000)        52,317
     Other assets                                                     54,143        (58,356)
     Accounts payable                                                106,540        134,821
     Accrued expenses                                                 19,976         18,056
     Accounts payable, related party                                  39,000        (25,661)
     Accrued expenses, related party                                     429          3,665
     Due to AFL                                                      (36,000)        61,000
     Deferred revenue                                               (170,622)        78,966
                                                                 -----------    -----------

           Net Cash Provided (Used) by Operating Activities         (209,080)       344,679
                                                                 -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Purchase of equipment                                            (162,883)      (298,324)
   Repayment of AFL receivable                                       406,979           --
   Payment of deferred acquisition costs                              (4,048)      (179,303)
                                                                 -----------    -----------

           Net Cash Provided (Used) by Investing Activities          240,048       (477,627)
                                                                 -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from loans from stockholders                                --          350,000
   Proceeds from issuance of notes payable to related parties        250,000           --
   Proceeds from issuance of convertible debt                           --          250,000
   Repayments of loans from stockholders                                --         (350,000)
   Repayment of convertible debt                                    (125,000)      (125,000)
   Proceeds from issuance of Class A Common Stock                     10,000        291,000
   Repayment of notes payable to related parties                    (250,000)          --
   Sale of warrants                                                    6,250        (31,750)
                                                                 -----------    -----------

           Net Cash Provided (Used) by Financing Activities         (108,750)       384,250
                                                                 -----------    -----------

INCREASE (DECREASE)  IN CASH                                         (77,782)       251,302

CASH, beginning of period                                            368,490        117,188
                                                                 -----------    -----------

CASH, end of period                                              $   290,708    $   368,490
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

                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                            F-7

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Activity
--------
The Orlando Predators Entertainment, Inc. (the "Company" or "Predators") was formed on March 27, 1997, to acquire, own and operate the Orlando Predators, a professional Arena Football team and a member of the Arena Football League (AFL or League).

In October 2000, the Company entered into an agreement with af2 Enterprises, LLC ("af2"), the minor league football league owned 51% by the AFL, to acquire the rights to three af2 teams in former Indoor Football League (IFL) markets, and all of the assets of the former IFL teams, including fields and playing and office equipment. As part of the acquisition, the Company obtained the right to the first $1,000,000 collected by af2 in expansion revenue for teams sold in former IFL markets and the right to license fees for teams operating in former IFL markets, using certain intellectual property. (See note 13)

In October 2000 the Company formed separate subsidiary corporations to own and operate each team in af2, the AFL, its telemarketing division and retains the two equity interests in the AFL in the corporate parent.

Change in Year End
------------------
The Company has changed its fiscal year end from December 31 to September 30 for financial statement purposes. The period ended September 30, 2000, represents a nine month year. The Company will continue to report for income taxes on a calendar year end.

Reclassification
----------------
Certain amounts reported in the Company's financial statements for the year ended December 31, 1999 have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents
-------------------------
Cash and equivalents consists primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

Inventory
---------
Inventory consists of team merchandise available for sale. Inventory is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment
----------------------
Property and equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 5-10 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations. Depreciation expense for the nine months ended September 30, 2000 and for the year ended December 31, 1999 was $77,596 and $73,595, respectively.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Restricted Investment
---------------------
Restricted investment consists of an interest bearing certificate of deposit with a financial institution, which also provides a letter of credit to the Company. The certificate of deposit was a condition of awarding the letter of credit. (See Note 4)

Membership Cost
---------------
The AFL membership was recorded at its cost of $1,989,860 and is being amortized on a straight-line basis over 40 years. Amortization expense for the for the nine months ended September 30, 2000 and for the year ended December 31, 1999 was $37,310 and $49,747, respectively.

Acquisition Costs
-----------------
The Company had acquisition costs of $180,367. relating to the planned acquisition of United Sports Ventures, Inc. During 2000, the Company terminated the acquisition and charged the costs to operations. Acquisition costs are allocated to the net assets acquired if the acquisition is successful, or are charged to operations if not successful.

The Company has capitalized certain costs related to the af2 team acquisition.

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

Other Intangible Assets
-----------------------
The remainder of the head coach's contract and other costs from his former employer were purchased for $62,054 and were amortized on a straight-line basis over the term of his original contract with the Company, 3 years. The costs were fully amortized at September 30, 2000. Amortization expense for the nine months ended September 30, 2000 and for the year ended December 31, 1999 was $13,789 and $20,685, respectively.

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

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Investment in AFL
-----------------
Prior to March 2000, the Company accounted for its two non-voting equity interests in the AFL under the terms of the agreement, which called for the Company to record as expansion revenues (based upon its ownership share in the League) amounts received from the League for sales of expansion memberships. The Company did not share in League expenses.

The League disputed the terms of the agreement and in March 2000, the Company and the League agreed to amend the terms of the agreement. The amended terms of the agreement state that the Company shall receive its two equity shares of expansion revenue received by the League but shall record these payments to reduce the balance of the note receivable due from the League.

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

Deferred tax liabilities result when depreciation for tax purposes exceeds depreciation for book purposes. A valuation allowance equal to the net deferred tax asset has been recorded at September 30, 2000 since management of the Company has determined that it is more likely than not that the tax asset will not be realized. (See Note 10).

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation
------------------------
The Company accounts for stock based compensation in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of APB No. 25. However, if the provisions of APB No. 25 are continued, proforma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. The Company recognizes compensation costs under the provisions of APB No. 25 and provides the expanded disclosure required by SFAS No. 123. (See Note 6)

Recently Issued Accounting Pronouncements
-----------------------------------------
In 1999 the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption by the Company of Statement 133 did not impact the Company's financial statements.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - ARENA FOOTBALL LEAGUE

The AFL is a Limited Liability Company, which governs the rules and conduct of each member team. Each member owns an equal percentage of the AFL and appoints one board member. A budget for AFL expenses is approved annually by the board and expenses are shared equally. Revenues from expansion membership fees are divided equally between all members, the Company's two additional, non-voting equity interests (see Note 11) and the two equity interests owned by the inventor (Gridiron) of the Arena Football Game. Revenues are recognized when received from the league. Special assessments for litigation and other costs are recognized in the same periods as incurred. The Arena Football League's strategic development plan calls for the formation of an AFL minor league system ("af2") beginning in the year 2001. The Company's share of the 2001 season budget is as follows:

Revenue:
     "AFL" Expansion membership fees                                  $    --
     "af2" Expansion membership fees                                       --
                                                                      ---------
                                                                           --
Assessments:
     Operating assessment                                               120,000
     Other assessments                                                     --
                                                                      ---------

Net Assessment                                                        $(120,000)
                                                                      =========

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - ARENA FOOTBALL LEAGUE (Continued)

The Company continues to be contingently liable for its share of AFL expenses which may exceed AFL revenues.

The AFL was a defendant to a claim for alleged damages which was settled and the Company has recorded an estimated liability of $25,000 for its share of the settlement. The AFL is also a party to a number of other lawsuits arising in the course of business. In the opinion of the Company's management, the resolution of those matters will not have a material adverse effect on the AFL's results of operations, cash flows or financial position.

Outcomes and expenses of litigation will be divided equally between all members. Management believes its share of the outcomes will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                   September 30,
                                                                       2000
                                                                    ---------
Office equipment                                                    $ 151,875
Leasehold improvements                                                 53,555
Game equipment and system                                             327,340
                                                                    ---------
                                                                      532,770
Less accumulated depreciation                                        (150,031)
                                                                    ---------

                                                                    $ 382,739
                                                                    =========


The Company has written off certain assets with a net book value of approximately $137,000, due to obsolescence and has one game system available for sale for $10,000, its net realizable value.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

A.) Local Media Contracts
-------------------------
In March 1998, the Company entered into a three-year television contract for the 1998, 1999 and 2000 seasons, which required the Company to provide certain services, goods and game tickets in exchange for approximately $70,000 of commercial time, promotional events and the right to broadcast the games. The Company has also entered into renewable one-year radio contracts under similar terms. The Company is currently negotiating new contracts.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

B.) Employment Agreements
-------------------------
The Company has employment agreements with players, the head coach and executives of the Predators. Certain of these contracts provide for guaranteed payments which must be paid even if the employee is injured or terminated. Through the end of the 1999 season, player contracts were for a term of one year with a one year renewal option. If the team did not re-sign the player at the end of the contract, he was waived and free to sign with another team.

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

On June 29, 2000, the Company entered into a new employment contract with its head coach that superseded all previous agreements. The agreement is for the period from June 29, 2000 to September 30, 2003 and may be extended at the option of the Company for an additional two years if certain conditions are met. Annual compensation ranges from $120,000 to $150,000 (for the three final years of the agreement) and $157,500 and $165,000 if the agreement is extended at the Company's option. The head coach is eligible for bonuses based upon the team's performance, as well as use of a vehicle and specified life insurance.

Subsequent to year end on October 1, 2000, the Company entered into an employment agreement with its new assistant head coach for a term of three years with annual compensation ranging from $65,000 to $77,175 and is eligible for bonuses based upon the team's performance, a vehicle allowance and specified life insurance. He was also granted options to purchase 5,000 shares of the Company's Class A Common Stock, which vest 1,667 shares per year beginning on October 1, 2001 and expire on September 30, 2004. The options are exercisable at $2.13 per share.

C.) Collective Bargaining Agreement
-----------------------------------
In February 2000, the League entered into an interim collective bargaining agreement with the Arena Football League's Player Organizing Committee ("AFLPOC"). This interim agreement substantially increased benefits to the League's players. Minimum salaries were $13,500 for a first year player, $18,750 for a second year player and $21,750 for a player with a minimum of three years of service. The agreement also calls for year round health insurance for the players and their families, full pay for inactive players, short and long term disability insurance, a 401k pension plan and unrestricted free agency after four years of service in the League.

In September 2000, AFL and AFLPOC, which represents the players of the AFL entered into a collective bargaining agreement for the 2001-2006 AFL seasons. The terms of the agreement are from September 1, 2000 to August 31, 2006.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

The agreement defines the maximum and minimum benefits and compensation that the players may be paid during the term of the agreement. Player compensation will be the greater of a maximum cash or barter dollar salary cap for players of $1,375,000 for the 2001 season, increasing by the greater of 5% per year or 59% of defined gross revenues (DGR) for the 2001, 2002, 2003 and 2004 seasons, 60% for the 2005 season and 61% for the 2006 season.

Minimum salaries per game range from $900 with a win bonus of $200 to $1,450 with a win bonus of $400. In years that the DGR percentages are in effect, there will be an increase in minimum salaries corresponding to the percentage increase in DGR in the next season. Players are also eligible for certain compensation, in excess of the minimum salaries under the collective bargaining agreement. Player contracts may also include performance bonus pay, for exemplary play on the field.

As of November 18, 2000, the Company had signed agreements with five players. The following summarizes such player salary commitments for each of the upcoming years:

September 30, 2001                                                      $159,000
September 30, 2002                                                        45,400
September 30, 2003                                                        57,000
                                                                        --------

                                                                        $261,400
                                                                        ========

D.) Lease Obligations
---------------------
In March 1998, the Company signed a five-year lease (with an additional five-year option) with the Orlando Centroplex arena. The agreement provides the Company with an approximately 20% share of revenue generated from food and beverage concessions. The Company will also receive a credit to be applied to the game rental of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons.

Until April 1999, corporate office space was received as trade for a sponsorship from a financial institution. The total value of the office space was $50,000. The Company entered into a two year lease agreement at a rate of $900 per month which expires in March 2001.

The Company also leases additional offices under a two-year lease terminating January 2002 at a monthly rental of $3,200.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

The minimum future lease payments under the lease agreements are as follows:

                                                                     Orlando
                                                  Offices          Centroplex
                                                  --------         ----------
 2001                                             $ 43,800          $ 60,000
 2002                                               12,800            60,000
                                                  --------          --------

                                                  $ 56,600          $120,000
                                                  ========          ========


Rent expense for the for the nine months ended September 30, 2000 and for the year ended December 31, 1999 was $145,374 and $124,753, respectively.

E.) Self Insurance
------------------
The Predators provide a $250,000 occupational health, accidental death and disability insurance policy to each player. Each team is required to pay the first $35,000 of claims for an injured player up to an aggregate of $356,000 for the three Florida based AFL teams.

F.) Letter of Credit
--------------------
The Company had entered into an agreement with a financial institution for an irrevocable stand by letter of credit in the amount of $100,000. The letter of credit was required by the AFL and was available to draw upon, if necessary, by the AFL after the AFL Board of Directors has given approval. The letter of credit was secured by a $100,000 certificate of deposit. Subsequent to December 31, 1999 the letter of credit was no longer required for the Company. The AFL requires all teams to maintain a $100,000 balance as security for the AFL's letter of credit.

G.) Litigation
--------------
On December 9, 1998, the Company's former President filed a lawsuit against the Company for breach of employment and defamation in connection with a press release.

In March 2000, the Company reached a settlement agreement with its former President to pay the former President $300,000. The Company had previously accrued approximately $54,000 for amounts it estimated would be payable to the former President. In December 1999, the Company recorded an additional $106,000 in settlement costs, net of anticipated insurance reimbursements of $140,000.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

H.) Management Agreement with USV
---------------------------------
On January 28, 2000, the Company entered into an agreement, which was amended on July 1, 2000, with United Sports Ventures, Inc. (USV) for management services in connection with the Company's Orlando Predators sports team and for general management services in the operation of the Company. The agreement is for a term of one year from the date of the amendment, and automatically renews each year, unless cancelled as provided for under the terms of agreement. Fees for the management services were $10,000 per month under the original agreement, reducing to $3,000, per month with the amendment.

In conjunction with the management agreement with USV, certain members of USV's management have taken Vice-President positions with the Company and USV's President has been appointed the Chief Executive Officer of the Company.

In conjunction with the amended agreement, the Company has granted USV an option to purchase 150,000 shares of the Company's Class A Common Stock, which vests 37,500 shares per quarter, commencing on October 1, 2000 and expiring on September 30, 2002. The options are exercisable at $2.50 per share and have been valued at $63,000, which is being expensed ratably over the initial one year life of the contract. At September 30, 2000, the Company has expensed $15,750 and has recorded $47,250 in prepaid expense.

I.) Financial Consulting Agreement
----------------------------------
On July 1, 2000, the Company entered into a two year financial consulting and investment banking agreement for stockholder \ public relations matters. The agreement provides for fees of $60,000, payable $10,000 at the signing of the agreement and $2,174 per month thereafter, until the balance is paid. The Company also granted the consultant an option to purchase 350,000 shares of the Company's Class A Common Stock which was valued at $113,000, and is being expensed over the term of the agreement . The options vest 87,500 on July 1, 2000 and 17,500 per month thereafter and are exercisable at fixed prices ranging from $2.50 to $4.50 per share and expire in 2006. The Company has recorded $63,000 in expense during the period ended September 30, 2000 and has recorded $50,000 in prepaid expense.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid $3,654 and $8,411 for interest expense during the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


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

                                                           Outstanding Options
                                           Option       ------------------------
                                           Shares                     Price Per
                                          Available       Shares        Share
                                          ----------    ----------    ----------

Balance, December 31, 1998                    90,667       409,333    $2.00-4.75

Additional reserved shares                 2,500,000          --            --
Granted                                   (1,789,580)    1,789,580          2.50
Cancelled                                    290,000      (290,000)    3.19-4.75
Expired                                      120,667      (120,667)    2.00-3.19
Exercised                                       --         (22,999)         2.00
                                          ----------    ----------    ----------

Balance, December 31, 1999                 1,211,754     1,765,247     2.00-2.50

Granted                                      (82,000)       82,000          1.63
Cancelled                                     67,334       (67,334)    2.00-2.50
Expired                                       81,667       (81,667)    2.00-2.50
Exercised                                       --          (5,000)         2.00
                                          ----------    ----------    ----------

                                           1,278,755     1,693,246    $1.63-2.50
                                          ==========    ==========    ==========

Stock-Based Compensation
------------------------
The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). The standard requires the Company to adopt the fair value method with respect to stock-based compensation of consultants and other non-employees.

The Company did not change its method of accounting with respect to employee stock options; the Company continues to account for these under the intrinsic value method. Had the Company adopted the fair value method with respect to options issued to employees as well, an additional charge to income of $15,000 would have been required in 2000; proforma net loss would have been ($1,491,116) and loss per share would have been ($.29). An additional charge to income of $202,503 would have been required in 1999; proforma net income would have been $12,852 and income per share would have been less than $.01 per share on the basic and diluted basis.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - COMMON STOCK (Continued)

Issuance of Common Stock
------------------------
The Class A Common Stock and Class B Common Stock are identical in all respects except that each share of Class A Common Stock is entitled to one vote while each share of Class B Common Stock is entitled to 10,000 votes. The Class B Common Stock was issued to satisfy certain control requirements of the AFL.

In connection with the Company's public offering of stock there are outstanding
(i) warrants to purchase 550,000 shares of Class A Common Stock at an exercise price of $7.50 per share at any time until their expiration on December 10, 2002 (the "Unit Warrants"), (ii) warrants to purchase 110,000 shares of Class A Common Stock and 55,000 Unit Warrants (the "1997 Underwriters' Unit Warrants') at an exercise price of $12.00 per 1997 Underwriters' Unit Warrants. There are also warrants to purchase 160,000 shares of Class A Common Stock at $4.50 per share at any time until December 31, 2002 (the "1998 Warrants").

Warrants
--------
In January 2000, the Company sold a warrant for $6,250 to purchase 50,000 shares of the Company's Class A common stock at an exercise price of $5.00 per share. The warrant expires in January 2005.

NOTE 7 - CONVERTIBLE DEBT

The Company sold a $250,000 convertible debt in July 1999. The debt accrues interest at 10% per annum and interest and principal are due in January 2001. The debt was convertible at a rate of one share of the Company's Class A common stock for $4.375 each. In 2000 the debt was repaid.

NOTE 8 - NOTE PAYABLE RELATED PARTY

During July 2000, the Company borrowed $250,000 in the form of a 12% note payable to an employee/significant stockholder and former officer and director of the Company, due on January 6, 2001. The Company's two equity interests in the League collateralized the note. The note was repaid in September 2000.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - EARNINGS PER SHARE

                                    For the Nine Months Ended September 30, 2000
                                    --------------------------------------------
                                                                         Per
                                        Income            Shares        Share
                                      (Numerator)      (Denominator)    Amount
                                      -----------      -------------    ------

Basic EPS
     (Loss) available to common
      stockholders                    $(1,476,116)       5,198,999     $  (.28)

Effect of Dilutive Securities
     Options and warrants                    --               --        --
                                      -----------      -----------     -------

Diluted EPS
     Income available to common
      stockholders including
      assumed conversions             $(1,476,116)       5,198,999     $  (.28)
                                      ===========      ===========     =======


                                          For the Year Ended December 31, 1999
                                         --------------------------------------
                                                                          Per
                                            Income        Shares         Share
                                         (Numerator)   (Denominator)     Amount
                                         -----------   -------------     ------

Basic EPS
     Income available to common
      stockholders                        $ 215,355      5,132,535      $   .04

Effect of Dilutive Securities
     Options and warrants                      --          121,582         (.00)
                                          ---------      ---------      -------

Diluted EPS
     Income available to common
      stockholders including
      assumed conversions                 $ 215,355      5,254,117      $   .04
                                          =========      =========      =======


NOTE 10 - INCOME TAXES

The components of deferred tax assets and (liabilities) were as follows:

Total deferred tax assets                                           $ 2,322,000
Less valuation allowance                                             (2,322,000)
                                                                    -----------

Net deferred tax asset                                              $      --
                                                                    ===========

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) were as follows:

Temporary differences;
   Property and equipment                                           $    (5,000)
   Membership cost                                                       69,000
   Accrued interest-stockholders                                          4,000
   Net operating loss carryforward                                    2,254,000
Less valuation allowance                                             (2,322,000)
                                                                    -----------

                                                                    $      --
                                                                    ===========


The components of deferred income tax expense (benefit) were as follows:

                                                      2000              1999
                                                  -----------       -----------
Temporary differences:
   Depreciation expense                           $    (9,000)      $     2,000
   Amortization expense                               (14,000)          (19,000)
   Interest-stockholders                                 --              (1,000)
   Net operating loss carryforward                   (983,000)         (633,000)
Less valuation allowance                            1,006,000           651,000
                                                  -----------       -----------

                                                  $      --         $      --
                                                  ===========       ===========


The following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory income tax rates to pre-tax loss and the reported amount of income tax expense (benefit):

                                                          2000           1999
                                                       ---------      ---------
Tax expense (benefit) at statutory rates               $(502,000)     $  73,000
AFL activity                                            (103,000)      (667,000)
Other                                                     24,000         21,000
Increase in valuation allowance                          581,000        573,000
                                                       ---------      ---------

                                                       $    --        $    --
                                                       =========      =========


No provision for income taxes has been recorded for the periods ended September 30, 2000 and December 31, 1999, as the Company has incurred losses during these periods. Net operating loss carryovers of approximately $6,000,000 as of September 30, 2000 expire beginning in 2016. The Company is providing a full valuation allowance in connection with the deferred tax assets because there is no assurance that such amounts will be utilized in the future.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - PURCHASE OF EQUITY INTERESTS IN THE AFL

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

The purchase of the rights for the two, non-voting, equity interests in the League has been allocated and recorded as 1) an equity interest in the League and 2) an unsecured receivable due from the AFL. The investment accounted for under the equity method of accounting was recorded at an original cost of $4,071,437. The unsecured, receivable originally recorded for $1,965,971 from the League, with a total remaining balance as of September 30, 2000, of $1,558,992. The amounts were computed using an imputed interest rate of 23%. The minimum payment of $480,000 is due annually on August 14.

NOTE 12 - OPERATING SEGMENTS

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

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 12 - OPERATING SEGMENTS (Continued)

                                 Net          Operating                  Identifiable     Capital
                               Revenues      Income(Loss)  Depreciation      Assets     Expenditures
                              -----------    -----------   ------------   -----------   ------------
September 30, 2000:
     Football operations      $ 3,859,809    $(1,634,219)   $    77,596   $ 8,627,210   $   162,883
     Telemarketing services        10,057          1,221           --            --            --
                              -----------    -----------    -----------   -----------   -----------

                              $ 3,869,866    $(1,632,998)   $    77,596   $ 8,627,210   $   162,883
                              ===========    ===========    ===========   ===========   ===========

December 31, 1999:
     Football operations      $ 5,015,171    $  (106,507)   $    73,595   $10,022,336   $   298,324
     Telemarketing services        90,798        (18,837)          --          54,417          --
                              -----------    -----------    -----------   -----------   -----------

                              $ 5,105,969    $  (125,344)   $    73,595   $10,076,753   $   298,324
                              ===========    ===========    ===========   ===========   ===========


NOTE 13 - ACQUISITION OF AF2 TEAMS

On October 18, 2000, the Company entered into an agreement with IFL Acquisition Co., LLC (IFLA), a wholly owned subsidiary of af2 Enterprises, LLC (af2). The Company acquired the rights to three af2 memberships, all of the tangible assets of the Indoor Football League (which were acquired by IFLA under a separate agreement), and the first $1,000,000 in expansion revenues received by af2 for memberships in former Indoor Football League markets. In addition, to the extent that af2 licenses intellectual property acquired from the Indoor Football League to third parties within 24 months of the date of the agreement the Company will receive a fee of $10,000. In exchange for the assets and rights acquired, the Company paid $1,100,000 cash less a credit of $25,000 for a territory release payment and a credit of $226,165 for cash received prior to the sale to IFLA, issued 214,286 shares of Class A Common Stock valued at $750,000 and a promissory note for $1,750,000 bearing interest at 6% per year, payable in three annual installments of $583,333 beginning on October 18, 2001. The Company's two equity interests in the League collateralize the note. The common stock is redeemable at $3.50 per share at the option of the stockholder for a period of six months beginning on April 18, 2002. The Company also is required to pay $25,000 to the owner of the Milwaukee AFL membership and a $50,000 fee for the first af2 team acquired and $5,000 for each additional af2 team to af2.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 - ACQUISITION OF AF2 TEAMS (Continued)

The purchase price is allocated as follows:

Three af2 memberships                                               $ 1,500,000
Tangible property                                                       404,000
Purchase price in excess of assets acquired                           1,696,000
                                                                    -----------
                                                                      3,600,000
Less:
Class A Common Stock                                                   (750,000)
Note payable                                                         (1,750,000)
Credit to buyer for territory release payment                           (25,000)
Credit to buyer for season ticket prepayments                          (226,165)
                                                                    -----------

Cash paid at closing                                                $   848,835
                                                                    ===========


The Company obtained financing of $1,000,000 from a bank, which is payable on February 28, 2001, bearing interest at 1.75% above the LIBOR rate or 8.47% per year. The Company paid a facility fee of $20,000 to the bank for the note which will be amortized over the life of the note. The note is secured by the Company's rights to $1,000,000 of af2 expansion fees and pledge of $1,300,000 in securities and cash of the Company's President, Chief Financial Officer and an employee/significant stockholder who is a former officer and director of the Company. The Company has granted to the collateral holders the option to receive one of the following as compensation for securing its note with the bank; 1) option to purchase 50,000 shares of the Company's Class A Common Stock with registration rights, 2) option to purchase 100,000 shares of the Company's Class A Common Stock without registration rights or 3) $60,000. The Company will amortize the fee valued at $180,000 over the life of the note.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     Information concerning each of the Company's executive officers and directors is set forth below:

                                                                Officer/Director
          Name                   Age          Position               Since
          ----                   ---          --------               -----

J. Richard Corley(1)(2). . .     62      Chairman of the Board        1999
                                         of Directors

Eric A. Margeneau  . . . . .     59      Chief Executive Officer,     2000
                                         President and Director

Jeffrey L. Bouchy  . . . . .     35      Secretary, Treasurer,        1998
                                         Chief Financial Officer,
                                         Vice President of Football
                                         Operations and Director

John W. Frasco (1)(2) . . . .    61      Director                     1999

Lyle Reigel (1)(2). . . . . .    61      Director                     2001

----------

(1)  Member of Compensation Committee.
(2)  Member of Audit Committee.

     Directors are elected at the Company's annual meeting of shareholders and serve a term of one year or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, subject to the bylaws of the Company. Mr. Winters resigned in May 2000.

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

     Eric A. Margenau was appointed Chief Executive Officer and President of the Company in January 2000. He has been President of United Sports Ventures ("USV") since 1996. In January 2000 USV entered into a management agreement with the Company (which was modified in July 2000) under which it provides the services of Dr. Margenau and USV's staff management to manage the operations of the Company for $3,000 per month. In connection with the agreement, the Company also issued to USV options to purchase up to 150,000 shares of the Company in Class A common stock for $2.50 per share. Dr. Margenau has been involved in the ownership and operation of minor league sports teams since 1986. In that time he has owned, operated and/or managed seven minor league baseball franchises and four minor league hockey franchises. From 1983 to 1988, he was the executive director of the Center for Sports Psychology. As a sports psychologist, he has been a consultant to several Major League Baseball teams.

     Jeffrey L. Bouchy was appointed Chief Financial Officer of the Company in 1998. Bouchy was named General Manager of the Orlando Predators in April 2000. He also was named Vice President of Football Operations in October 2000 to oversee the development of the Company's three af2 franchises. He earned a Bachelor of Science degree in Accounting from Arizona State University and a Master's degree in Sports Management from West Virginia University. From 1995 to 1998 he was Chief Financial Officer of Gum Tech International, Inc., a Nasdaq National Market company. From 1994 to 1995 he was employed by Fun Tees, Inc., a t-shirt manufacturer. From 1992 to 1993 he was involved in arena management as an employee of the Charlotte Coliseum, home of the NBA's Charlotte Hornets. From 1990 to 1991 Mr. Bouchy was employed by the Phoenix Roadrunners of the International Hockey League, assisting in public relations and game operations.

     John W. Frasco has been the managing partner of Frasco & Caponigro, P.C., a Bloomfield Hill, Michigan-based law firm for more than five years. He founded Sports Management Network, Inc. in 1988 and was a principal stockholder of that firm from 1988 to 1998. Sports Management Network, Inc. is involved in sports sponsorships, endorsement and player contracts. Mr. Frasco is the founder and was from 1980 to 1989 Chairman of Championship Auto Racing Teams, Inc. (now known as IndyCar), which is the controlling body of IndyCar racing. Mr. Frasco has owned and operated racing events in Atlanta, New York, Miami, Las Vegas and Vancouver, British Columbia.

     Lyle Reigel has been the President of U.S. Paper Converters, Inc. (a paper conversion company) since 1983, the President of Reigel Electric Corp. (a provider of electric services for commercial construction projects) from 1978 to 2000, and the Vice President of Paget Equipment (a manufacturer of high pressure vessels) since 1985. He has also owned and managed commercial real estate properties since 1978.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     None of the Company's executive officers received compensation in excess of $100,000 for the year ended December 31, 1999 or 2000. The following table indicates all compensation received the by Company's Chief Executive Officer in 1999 and 2000.

                           Summary Compensation Table

                                               Annual Compensation (1)
                                               -----------------------
       (a)                (b)      (c)         (d)      (e)           (f)
Name and Principal                Stock                           Other Annual
    Position              Year   Salary($)   Bonus($)  Options   Compensation($)
    --------              ----   ---------   --------  -------   ---------------

Eric A. Margenau, Chief   2000    68,000        0      150,000          0
Executive Officer (1)

Brett L. Bouchy, Chief    1999    50,000        0      817,068          0
Executive Officer


(1)  Paid to United Sports Ventures, Inc., a company controlled by Dr. Margenau.

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

     As of the date of this Report, 1,693,246 stock options have been granted under the Plan, exercisable at prices ranging from $1.625 to $2.88 per share.

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

                                              Number of
                                         Shares Beneficially       Percentage
        Name                                    Owned               of Class
        ----                                    -----               --------

  J. Richard Corley                            213,496                 3.9%

  Eric A. Margenau (1)(2)                      967,068                15.7%

  Jeffrey L. Bouchy (3)                        100,000                 1.9%

  John W. Frasco                               418,496                 7.5%

  Riverlux Trust REG                           759,294                14.6%

  Lyle Reigel                                   92,867                 1.8%

  Brett L. Bouchy (1)(2)                       894,017                14.9%

  The Monolith Limited Partnership (4)             925                92.5%

  Alan Gagleard (5)                                 75                 7.5%

  All directors and officers as a group
  (five persons)                             1,791,927                30.5%

-----------

(1) Does not include (i) 462.5 shares of Class B Common Stock under contract to be purchased by Brett L. Bouchy, which shares are subject to a voting trust in favor of Eric A. Margenau until January 2010 or (ii) 462.5 shares of Class B Common Stock under contract to be purchased by Dr. Margenau.

(2) Includes stock options held by Mr. Bouchy to purchase 817,068 shares at $2.50 per share. Any shares purchased by Mr. Bouchy under these options will be subject to a voting trust in favor of Dr. Margenau until January 2010.

(3) Includes stock options to purchase 50,000 shares at an exercise price of $2.50 per share.

(4) Represents Class B Common Stock under contract for sale to Mr. Bouchy and Dr. Margenau. See footnotes (1) and (2) above. Each share of Class B Common Stock votes the equivalent of 10,000 shares of Class A Common Stock.

(5)  Represents Class B Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     In August 1998, in connection with the sale of 1,000,000 shares of the Company's Class A Common Stock to Riverlux Trust REG at $2.00 per share, The Monolith Limited Partnership, a principal stockholder of the Company, agreed at Riverlux's request to purchase from Riverlux 600,000 of the 1,000,000 shares acquired by Riverlux from the Company for $6.67 per share on or before May 9, 1999. In turn, Riverlux granted Monolith an option to purchase up to 400,000 shares of Class A Common Stock of the Company held by Riverlux commencing September 1999 at prices from $7.00 to $13.00 per share. In June 1999 Monolith purchased 275,000 shares from Riverlux for $7.00 per share and paid Riverlux $350,000 to settle all of its obligations under the agreement.

     In October 1998 the Company retained John W. Frasco, a director, to act as its Vice President for Business Development for which the Company granted Mr. Frasco options to purchase 250,000 shares of the Company's Class A Common Stock at $2.50 per share and agreed to sell to Mr. Frasco 50,000 shares of Class A Common Stock at $2.00 per share.

     In January, 1999, the Company issued to Brett L. Bouchy, its then Chief Executive Officer, non-qualified options to purchase 950,000 shares of its Class A Common Stock at $4.44 per share until December 2001. The options were issued in connection with a three year employment agreement executed by the Company and Mr. Bouchy and provide that 1/3 of the options vest yearly on the anniversary date of the employment agreement. Mr. Bouchy terminated his employment agreement with the Company in January 2000 and exchanged his 950,000 non-qualified options for 817,068 stock options issued under the Company's 1997 Stock Option Plan exercisable at $2.50 per share. Any shares issued under the options will be subject to a voting trust in favor of Eric A. Margenau until January 2010.

     In January 1999 the Company borrowed $350,000 from Monolith at 8% per annum interest. The loan was repaid in July 1999.

     In January 2000, Monolith agreed to assign its 925 shares of Class B Common Stock to Brett L. Bouchy (462.5 shares) and Eric A. Margenau (462.5 shares). Dr. Margenau has the right to vote Mr. Bouchy's shares until January 2010. The agreement has not as yet been completed.

     In January 2001 the Company agreed to issue an aggregate of 100,000 shares of its restricted stock to Jeffrey L. Bouchy and Eric A. Margenau, officers and directors of the Company, and Brett L. Bouchy, a principal stockholder of the Company. The shares were issued in consideration of Messrs. Bouchy, Margenau and Bouchy providing collateral to assist the Company in borrowing $1 million to satisfy its obligations under the IFL Acq. agreement. See "Strategy."

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

10.13       Form of April 1998 Promissory Note (2)
10.14       Employment Agreement with Mr. Gruden (2)
10.15       Employment Agreement with Brett L. Bouchy (3)
10.16       Employment Agreement with Jeffrey L. Bouchy (3)
10.17       Employment Agreement with John W. Frasco (3)
10.18       Voting Trust Agreement between Messrs. Bouchy and Margenau
10.19       Merger Agreement between the Registrant and USV (3)
10.20       Civil Complaint: Guidry, et.al. vs. Arena Football League LLC et.
            Al.(3)
10.21       Management Agreement (USV)(3)
10.22       Amended Employment Agreement with Brett L. Bouchy (3)
10.23       Amended Margenau Agreement with USV (3)

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File Number 333-31671, declared effective on December 10, 1997.

(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, File No. 333-53217 , filed on May 21, 1998.

(3) Incorporated by reference to the Registrant's previous filings on Forms 10K-SB, 10Q-SB and 8-K.

     b. Reports on Form 8-K: The Registrant filed two reports on Form 8-K in the quarters ended September 30, 2000 and December 31, 2000 reporting a change in the Registrant's fiscal year from December 31 to September 30 and reporting its agreement with af2.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Orlando, Florida, on January 16, 2001.

                                        THE ORLANDO PREDATORS
                                        ENTERTAINMENT, INC.

                                        By /s/ Eric A. Margenau
                                        -----------------------
                                        Eric A. Margenau, CEO and
                                        President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

     Signature                          Title                         Date
     ---------                          -----                         ----

/s/J. Richard Corley           Chairman of the Board of         January 16, 2001
--------------------           Directors
J. Richard Corley


/s/Eric A. Margenau            Chief Executive Officer,         January 16, 2001
-------------------            President and Director
Eric A. Margenau


/s/Jeffrey L. Bouchy           Secretary, Treasurer,            January 16, 2001
--------------------           Chief Financial Officer,
Jeffrey L. Bouchy              Vice President of Football
                               Operations and Director


/s/John W. Frasco              Director                         January 16, 2001
-----------------
John W. Frasco

                               Director                         January 16, 2001
-----------------
Lyle Reigel