Form 10QSB
period 2000-12-31
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2001-02-14
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

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

                           741 Front Street, Suite 140
                           Celebration, Florida 34747
                           --------------------------
                    (Address of Principal Executive Offices)

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

                                Yes_____ No_____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 14, 2001 5,807,499 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

Transitional Small Business Disclosure format:  Yes[  ] No [X]

                      ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   FORM 10-QSB
                                      INDEX

Part I     Financial Information                                           Page

     Item 1.  Financial Statements:

     Balance Sheets as of December 31, 2000 and September 30, 2000          1

     Statements of Operations for the Three Months Ended                    3
         December 31, 2000 and 1999

     Statements of Cash Flows for the
         Three Months Ended December 31, 2000 and 1999                      4

     Notes to Financial Statements                                          5

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                8

Part II    Other Information and Signatures                                14


                                THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                            BALANCE SHEETS

                                                ASSETS

                                                              Consolidated              Unconsolidated
                                                           December 31, 2000          September 30, 2000
                                                           -----------------          ------------------
                                                              (Unaudited)

CURRENT ASSETS:
Cash                                                          $   278,533                $   290,708
Accounts receivable, sponsorships                                  70,396                    117,626
Litigation reimbursement receivable                                  --                      114,000
AFL receivable, current portion                                      --                       49,759
Assets Available for sale                                         479,000                     10,000
Inventory                                                          21,714                     14,517
Receivable from employees                                           9,279                      6,348
Deferred acquisition costs                                           --                        2,984
Prepaid expenses                                                  608,595                    182,434
                                                              -----------                -----------

                    Total Current Assets                        1,467,517                    788,376
                                                              -----------                -----------

PROPERTY AND EQUIPMENT, at cost, net                              373,043                    382,739

EQUITY INVESTMENT IN AFL                                        4,032,650                  4,032,650

AFL RECEIVABLE, net of current portion                          1,473,634                  1,509,233

MEMBERSHIP COST, net                                            2,345,018                  1,807,455

AF2 TEAM INVESTMENTS                                            1,087,019                       --

PURCHASE PRICE IN EXCESS OF ASSETS ACQUIRED                     1,631,000                       --

RESTRICTED INVESTMENT                                             100,000                    100,000

OTHER ASSETS                                                       20,611                      6,757
                                                              -----------                -----------

TOTAL ASSETS                                                  $12,530,492                $ 8,627,210
                                                              ===========                ===========

                            SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                               THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                      BALANCE SHEETS (CONTINUED)

                                LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 Consolidated             Unconsolidated
                                                               December 31, 2000         September 30, 2000
                                                               -----------------         ------------------
                                                                  (Unaudited)

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                        $    464,006             $    601,463
     Accrued interest, related party                                      --                     10,765
     Note payable-acquisition, current portion                         583,333                     --
     Note payable-bank                                               1,000,000                     --
     Deferred revenue                                                1,218,732                  552,016
     Accounts payable, related party                                    39,000                   39,000
     Due to AFL/AF2                                                     65,000                   25,000
                                                                  ------------             ------------

                 Total Current Liabilities                           3,370,071                1,228,244
                                                                  ------------             ------------

NOTE PAYABLE-ACQUISITION, net of current portion                     1,166,667                     --
                                                                                           ------------


TOTAL LIABILITIES                                                    4,536,738                1,228,244
                                                                  ------------             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, 1,500,000 shares authorized; none
         issued or outstanding                                            --                       --
     Class A Common Stock, 15,000,000 shares
         authorized; 5,507,285 and 5,192,999  issued and
         outstanding, respectively                                  11,042,650               10,136,400
     Class B Common Stock, 1,000 shares authorized;
     1,000 issued and outstanding                                        5,000                    5,000
     Additional paid-in capital                                      3,096,653                3,096,653
     Accumulated (deficit)                                          (6,150,549)              (5,839,087)
                                                                  ------------             ------------

                 Total Stockholders' Equity                          7,993,754                7,398,966
                                                                  ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 12,530,492             $  8,627,210
                                                                  ============             ============


                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                          THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                  STATEMENTS OF OPERATIONS

                                                   Consolidated               Unconsolidated
                                                   For the Three               For the Three
                                                    Months Ended                Months Ended
                                                  December 31, 2000           December 31, 1999
                                                  -----------------           -----------------
                                                     (Unaudited)                 (Unaudited)

REVENUES:
      Advertising and promotion                      $     5,359                  $      --
      League                                             104,167                    1,165,504
      Telemarketing                                         --                          1,988
      Other                                                3,776                         --
                                                     -----------                  -----------

           Total Revenue                                 113,302                    1,167,492
                                                     -----------                  -----------

COSTS AND EXPENSES:
      Selling and promotional                              1,958                         --
      League assessments                                    --                        452,484
      General and administrative                         453,186                      348,601
      Telemarketing                                        1,019                       17,606
      Amortization                                        12,437                        6,050
      Depreciation                                        14,898                       30,357
                                                     -----------                  -----------

           Total Costs and Expenses                      483,498                      855,098
                                                     -----------                  -----------

OPERATING INCOME (LOSS)                                 (370,196)                     312,394
                                                     -----------                  -----------

OTHER INCOME (EXPENSES):
      Interest expense, related party                       --                         (9,486)
      Interest expense                                   (31,824)                        --
      Interest income                                        916                        4,787
      Interest income, AFL                                89,642                      113,118
      Other                                                 --                        (30,622)
      Loss on litigation settlement                         --                       (106,000)
                                                     -----------                  -----------

           Net Other Income (Expense)                     58,734                      (28,203)
                                                     -----------                  -----------

NET INCOME (LOSS)                                    $  (311,462)                 $   284,191
                                                     ===========                  ===========

NET INCOME (LOSS) PER SHARE-BASIC                    $     (0.06)                 $      0.06
                                                     ===========                  ===========

Weighted Average Number of Common
    Shares Outstanding, basic                          5,369,189                    5,132,535
                                                     ===========                  ===========

NET INCOME (LOSS) PER SHARE-DILUTED                  $     (0.06)                 $      0.05
                                                     ===========                  ===========

Weighted Average Number of Common
    Shares Outstanding, diluted                        5,369,189                    5,254,117
                                                     ===========                  ===========


                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                         THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                                 STATEMENTS OF CASH FLOWS

                                                                                Consolidated        Unconsolidated
                                                                                For the Three       For the Three
                                                                                 Months Ended        Months Ended
                                                                              December 31, 2000    December 31, 1999
                                                                              -----------------    -----------------
                                                                                 (Unaudited)          (Unaudited)

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net Income (loss)                                                                $  (311,462)         $   284,191
Adjustments to reconcile net income (loss)
    to net cash from operating activities:
              Depreciation and amortization                                           27,335               36,407
              Issuance of Class A common stock for loan fees                         156,250              (34,462)
              Changes in assets and liabilities:
              Accounts receivable                                                     47,230              117,451
              AFL, Interest income receivable                                           --               (113,118)
              Employee receivable                                                     (2,931)              (4,827)
              Inventory                                                               (7,197)              (3,586)
              Prepaid expenses                                                      (426,161)            (249,431)
              Litigation reimbursement receivable                                    114,000                 --
              Other assets                                                           (13,854)             (57,556)
              Accounts payable and accrued expenses                                 (137,456)             207,362
              Due to AFL                                                              40,000               61,000
              Accounts payable and accrued expenses, related party                   (10,765)               3,665
              Deferred revenue                                                       666,716              340,158
                                                                                 -----------          -----------

                          Net Cash Provided by Operating Activities                  141,705              587,254
                                                                                 -----------          -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
              Purchase of equipment                                                   (5,203)            (138,490)
              Acquisition of AF2 teams and assets available for sale              (2,987,019)                --
              Payments received-AFL note receivable                                   85,358                 --
              Payment of acquisition costs                                              --               (144,740)
              Acquisition costs utilized                                               2,984                 --
                                                                                                      -----------

                          Net Cash (Used) by Investing Activities                 (2,903,880)            (283,230)
                                                                                 -----------          -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
              Proceeds from issuance of Class A common stock                            --                104,001
              Proceeds from note payable-bank                                      1,000,000                 --
              Proceeds from note payable-acquisition                               1,750,000                 --
              Repayment of note payable                                                 --               (125,000)
              Payment of offering costs                                                 --                (10,000)
                                                                                 -----------          -----------

                          Net Cash Provided (Used) by Financing Activities         2,750,000              (30,999)
                                                                                 -----------          -----------

INCREASE (DECREASE) IN CASH                                                          (12,175)             273,025

Cash and Cash Equivalents at Beginning of Period                                     290,708               95,465
                                                                                 -----------          -----------
Cash and Cash Equivalents at End of Period                                       $   278,533          $   368,490
                                                                                 ===========          ===========

Supplemental Disclosure of Cash Flow Information:
              Cash paid during the period for:
              Interest                                                           $      --            $      --
                                                                                 ===========          ===========
              Taxes                                                              $      --            $      --
                                                                                 ===========          ===========


                                  SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of The Orlando Predators Entertainment, Inc. (the "Company") and its wholly owned subsidiaries; Orlando Predators Arena Football, Inc. ("Predators") and Peoria Professional Football, Inc. ("Peoria"). The accompanying unaudited unconsolidated financial statements include the accounts of the Company only. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the three ended December 31, 2000 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period.

The results for the three months ended December 31, 2000 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the period ended September 30, 2000.

Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current year.

Prior to October 18, 2000, the operations of the Company included the operations of Predators. Subsequently, the Company formed Predators as a separate corporation and assigned the football operations to Predators. The Company formed Peoria and acquired the right to operate an AF2 team in Peoria, Illinois. The accounting policies of Predator and Peoria are identical to the policies of the Company prior to assigning the operations to the individual subsidiaries. In addition to the rights to Peoria, the Company acquired the rights to operate two additional teams in AF2 in markets formerly controlled by the IFL, a competing indoor football league. The Company also acquired assets of the IFL, including indoor playing fields and office equipment. These assets have been classified as available for sale. (See Note 4)

NOTE 2 - CONTINGENCIES

The AFL is party to a number of lawsuits arising in the normal course of business. The Company is contingently liable for its share of the outcomes.

NOTE 3 - OPERATING SEGMENTS

The Company organizes its business units into two reportable segments: football operations and telemarketing services. The football operations segment operates the AFL and AF2 teams and the telemarketing services segment provides telemarketing services to a related party and other sports franchises. The Company's corporate operations account for all other amounts.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


The Company's reportable business segments are strategic business units that offer different products and services. The segments are managed together because they utilize similar resources within the Company. Segment information for the three months ended December 31, 2000 was as follows:


                                      Net               Operating            Identifiable           Capital
                                   Revenues           Income (Loss)             Assets           Expenditures
                                   --------           -------------             ------           ------------

Football operations               $  113,302           $  (44,798)           $3,806,583           $    5,203
Telemarketing services                  --                 (1,019)               23,778                 --
                                  ----------           ----------            ----------           ----------

 Totals                           $  113,302           $  (45,817)           $3,830,361           $    5,203
                                  ==========           ==========            ==========           ==========

Segment information for the three months ended December 31, 1999 was as follows:

                                      Net              Operating            Identifiable             Capital
                                   Revenues              Income                Assets             Expenditures
                                   --------              ------                ------             ------------

Football operations               $1,165,504           $  328,012            $8,627,210           $  138,490
Telemarketing services                 1,988              (15,618)                 --                   --
                                  ----------           ----------            ----------           ----------

Totals                            $1,167,492           $  312,394            $8,627,210           $  138,490
                                  ==========           ==========            ==========           ==========


NOTE 4 - ACQUISITION OF AF2 TEAMS

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

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - ACQUISITION OF AF2 TEAMS (Continued)

The purchase price is allocated as follows:

Three af2 memberships                                               $ 1,500,000
Tangible property                                                       469,000
Purchase price in excess of assets acquired                           1,631,000
                                                                    -----------
                                                                      3,600,000
Less:
Class A Common Stock                                                   (750,000)
Note payable                                                         (1,750,000)
Credit to buyer for territory release payment                           (25,000)
Credit to buyer for season ticket prepayments                          (226,165)
                                                                    -----------

Cash paid at closing                                                $   848,835
                                                                    ===========



The Company obtained financing of $1,000,000 from a bank, which is payable on February 28, 2001, bearing interest at 1.75% above the LIBOR rate or 8.47% per year. The Company paid a facility fee of $20,000 to the bank for the note which will be amortized over the life of the note. The note is secured by the Company's rights to $1,000,000 of af2 expansion fees and pledge of $1,300,000 in securities and cash of the Company's President, Chief Financial Officer and an employee/significant stockholder who is a former officer and director of the Company. The Company has granted to the collateral holders a total of 100,000 shares of Class A Common Stock, valued at $156,250.

NOTE 5-SUBSEQUENT EVENTS

In January and February of 2001, the Company completed private placements for the sale of 514,000 shares of the Company's Class A Common Stock for net proceeds of $520,931.

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

In August 1998, the Company purchased an additional two equity interests in the Arena Football League for $6,000,000 ("Nth Agreement"). The $6 million will be repaid to the Company by distributions from the League related to these two equity interests or "Nths." The League currently owes the Company $2.98 million in total distributions.

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

In October 2000, the Company entered into an agreement with IFL Acquisition Co., LLC (IFLA), a wholly owned subsidiary of af2 Enterprises, LLC (af2). The Company acquired the rights to three af2 memberships, all of the tangible assets of the Indoor Football League (which were acquired by IFLA under a separate agreement), the first $1,000,000 in expansion revenues received by af2 for memberships in former Indoor Football League markets. The Company filed af2 applications for Peoria, IL, Bismarck, ND and Green Bay, WI. In 2001, the Company will play in Peoria (Pirates), in 2002, Bismarck (Bandits) and in either 2002 or 2003, in Green Bay. The Company expects all af2 operations to be profitable.

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


Results of Operations
Three Months Ended December 31, 2000 Compared To The Three Months Ended December 31,1999

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season (April through August).

The football division generated revenues for the three months ended December 31, 2000 of $113,302 as compared to revenues for the period ended December 31, 1999 of $1,165,504 due to fewer AFL expansion memberships sold during the three months ended December 31, 2000 and the Company's change in accounting for its two Nths.

The telemarketing division had no revenue for the three months ended December 31, 2000 compared to $1,988 for the three months ended December 31, 1999. The Company anticipates the expansion of this division in the future to other teams in the AFL, arenafootball2 and other minor league hockey and baseball teams.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses were $1,958 for the three months ended December 31, 2000 compared to $-0- for the three months ended December 31, 1999. These expenses were related to selling team merchandise.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $453,186 increased $104,585 or 30% for the three months ended December 31, 2000 compared to $348,601 for the three months ended December 31, 1999. This increase can be primarily attributed to the purchase of the AF2 teams and increased salaries and loan fees.

Interest Income/Expense
-----------------------

Interest income during the three months ended December 31, 2000 was $90,558 as compared to $117,905 for the three months ended December 31, 1999.

Interest expense during the three months ended December 31, 2000 was $31,824 as compared to $0 for the prior period. The interest expense during this period was due to the notes payable assumed under the acquisition agreement with IFLA.

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

From October to December 2000, the Company received net payments from the League in the amount of $104,167. This represented expansion revenue related to the Dallas and Long Island expansion teams that will begin play in 2001 and 2002, respectively. The Company also received approximately $175,000 for principle and interest payments related to its note receivable from the League.

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

In January and February of 2001, the Company completed private places for the sale of 514,000 shares of the Company's Class A Common Stock for net proceeds of $520,931

The reduction of indebtedness using proceeds of the private placements improved the Company's liquidity by reducing indebtedness required to be paid in the future. The Company believes that cash flows from operations, along with distributions related to the purchase of two equity interests in the AFL will enhance the Company's future cash flows and satisfy the Company's anticipated working capital requirements for at least the next 12 months. This will be accomplished by the requirement that the AFL make a minimum principal and interest payment to the Company in the amount of $480,000 annually.

PART II.  OTHER INFORMATION AND SIGNATURES
--------  --------------------------------


ITEM 1.  LEGAL PROCEEDINGS

In February 2000, the Arena Football League ("AFL") and all of its member teams, including the Company, were joined as defendants in a civil action brought by several AFL players (the case is captioned James Guidry, et. al. vs. Arena Football League L.L.C. et. al., United States District Court, District of New Jersey, Case Number 00-533-HAA) in which plaintiffs seek damages for violation of federal antitrust law, specifically Sections 1 and 2 of the Sherman Antitrust Act. The complaint sought damages against the defendants in an amount to be determined and trebled, plaintiffs' cost of litigation and further relief, as the court deems proper and equitable. On January 25, 2001, it was announced by the Arena Football Leaue that the complaint had been settled. Terms of the settlement were not disclosed at that time.

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

Date:  February 14, 2001