Form 10QSB
period 2001-03-31
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2001-05-15
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2001

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

                           4901 Vineland Road, Suite 150
                           Orlando, Florida 32811
                           --------------------------
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (407) 447-7337

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

                                Yes_____ No_____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 15, 2001 6,021,785 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

Transitional Small Business Disclosure format:  Yes[  ] No [X]

                      ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   FORM 10-QSB
                                      INDEX

Part I     Financial Information                                           Page

     Item 1.  Financial Statements:

     Balance Sheets as of March 31, 2001 and September 30, 2000               1

     Statements of Operations for the Three and Six Months Ended              3
         March 31, 2001 and 2000

     Statements of Cash Flows for the
         Six Months Ended March 31, 2001 and 2000                             4

     Notes to Financial Statements                                            5

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  8

Part II    Other Information and Signatures                                  13



                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                    Consolidated    Unconsolidated
                                                   March 31, 2001 September 30, 2000
                                                   -------------- ------------------
                                                    (Unaudited)
CURRENT ASSETS:
Cash                                                 $   462,307     $   290,708
Accounts receivable, sponsorships                      1,244,491         117,626
Litigation reimbursement receivable                         --           114,000
Accrued interest receivable, AFL                          66,920            --
AFL receivable, current portion                             --            49,759
Assets available for sale                                320,029          10,000
Inventory                                                 73,259          14,517
Receivable from employees                                 11,631           6,348
Deferred acquisition costs                                  --             2,984
Prepaid expenses                                       1,190,103         182,434
                                                     -----------     -----------

                    Total Current Assets               3,368,740         788,376
                                                     -----------     -----------

PROPERTY AND EQUIPMENT, at cost, net                     603,183         382,739

EQUITY INVESTMENT IN AFL                               4,032,650       4,032,650

AFL RECEIVABLE, net of current portion                 1,361,532       1,509,233

MEMBERSHIP COST, net                                   2,332,581       1,807,455

af2 TEAM INVESTMENTS                                   1,110,026            --

PURCHASE PRICE IN EXCESS OF ASSETS ACQUIRED            1,556,000            --

RESTRICTED INVESTMENT                                    100,000         100,000

OTHER ASSETS                                              81,836           6,757
                                                     -----------     -----------

TOTAL ASSETS                                         $14,546,548     $ 8,627,210
                                                     ===========     ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                       THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                             BALANCE SHEETS (CONTINUED)

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                Consolidated         Unconsolidated
                                                                               March 31, 2001      September 30, 2000
                                                                               --------------      ------------------
                                                                                (Unaudited)
CURRENT LIABILITIES:
              Accounts payable and accrued expenses                            $    612,253           $    601,463
              Accrued interest, related party                                        10,765                 10,765
              Accrued interest                                                       57,866                   --
              Note payable-acquisition, current portion                             583,333                   --
              Note payable-bank                                                     700,000                   --
              Deferred revenue                                                    3,136,848                552,016
              Accounts payable, related party                                        39,000                 39,000
              Due to AFL/af2                                                         25,000                 25,000
                                                                               ------------           ------------

                          Total Current Liabilities                               5,165,065              1,228,244
                                                                               ------------           ------------

NOTE PAYABLE-ACQUISITION, net of current portion                                  1,166,667                   --
                                                                               ------------           ------------

TOTAL LIABILITIES                                                                 6,331,732              1,228,244
                                                                               ------------           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
              Preferred stock, 1,500,000 shares authorized; none
                  issued or outstanding                                                --                     --
              Class A Common Stock, 15,000,000 shares
                  authorized; 6,021,785 and 5,192,999  issued and
                  outstanding, respectively                                      11,563,580             10,136,400
              Class B Common Stock, 1,000 shares authorized;
              1,000 issued and outstanding                                            5,000                  5,000
              Additional paid-in capital                                          3,096,653              3,096,653
              Accumulated (deficit)                                              (6,450,417)            (5,839,087)
                                                                               ------------           ------------


                          Total Stockholders' Equity                              8,214,816              7,398,966
                                                                               ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 14,546,548           $  8,627,210
                                                                               ============           ============




                                        SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                       THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                                STATEMENTS OF OPERATIONS

                                                      Consolidated        Unconsolidated      Consolidated     Unconsolidated
                                                      For the Three        For the Three      For the Six       For the Six
                                                      Months Ended         Months Ended       Months Ended      Months Ended
                                                     March 31, 2001       March 31, 2000     March 31, 2001    March 31, 2000
                                                   ----------------------------------------------------------------------------
                                                       (Unaudited)          (Unaudited)       (Unaudited)       (Unaudited)
REVENUES:
      Advertising and promotion                        $   143,047        $     2,943        $   148,406        $     2,943
      Ticket                                               184,831               --              184,831               --
      Concession                                            13,542               --               13,542               --
      League                                                60,000               --              164,167          1,165,504
      Telemarketing                                         11,383              8,927             11,383             10,915
      Other                                                 60,765               --               64,541               --
                                                       -----------        -----------        -----------        -----------

             Total Revenue                                 473,568             11,870            586,870          1,179,362
                                                       -----------        -----------        -----------        -----------

COSTS AND EXPENSES:
      Selling and promotional                          $    51,757              1,969             53,715              1,969
      Operations                                           120,719               --              120,719               --
      League assessments                                     3,750               --                3,750            452,484
      General and administrative                           436,215            295,101            889,401            643,702
      Telemarketing                                          9,434              5,372             10,453             22,978
      Amortization                                          19,187             17,608             31,624             23,658
      Depreciation                                          14,898             14,434             29,796             44,791
                                                       -----------        -----------        -----------        -----------

             Total Costs and Expenses                      655,960            334,484          1,139,458          1,189,582
                                                       -----------        -----------        -----------        -----------

OPERATING INCOME (LOSS)                                   (182,392)          (322,614)          (552,588)           (10,220)
                                                       -----------        -----------        -----------        -----------
OTHER INCOME (EXPENSES):
      Interest expense, related party                         --               (3,116)              --              (12,602)
      Interest expense                                     (47,777)              --              (79,601)              --
      Interest income                                        6,134              2,890              7,050              7,677
      Interest income, AFL                                  74,818            110,392            164,460            223,510
      Loan fees                                           (176,250)              --             (176,250)              --
      Gain on assets available for sale                     25,600               --               25,600               --
      Other                                                   --               (6,863)              --              (37,485)
      Loss on litigation settlement                           --                 --                 --             (106,000)
                                                       -----------        -----------        -----------        -----------

             Net Other Income (Expense)                   (117,475)           103,303            (58,741)            75,100
                                                       -----------        -----------        -----------        -----------

NET INCOME (LOSS)                                      $  (299,867)       $  (219,311)       $  (611,329)       $    64,880
                                                       ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER SHARE-BASIC                      $     (0.05)       $     (0.04)       $     (0.11)       $      0.01
                                                       ===========        ===========        ===========        ===========

Weighted Average Number of Common
    Shares Outstanding, basic                            5,730,673          5,129,999          5,532,458          5,132,535
                                                       ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER SHARE-DILUTED                    $     (0.05)       $     (0.04)       $     (0.11)       $      0.01
                                                       ===========        ===========        ===========        ===========

Weighted Average Number of Common
    Shares Outstanding, diluted                          5,730,673          5,254,117          5,532,458          5,254,117
                                                       ===========        ===========        ===========        ===========



                                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                        THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                             STATEMENTS OF CASH FLOWS

                                                                             Consolidated          Unconsolidated
                                                                              For the Six            For the Six
                                                                             Months Ended           Months Ended
                                                                             March 31, 2001         March 31, 2000
                                                                            ---------------        ---------------
                                                                               (Unaudited)          (Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net Income (loss)                                                              $  (611,329)         $    64,880
Adjustments to reconcile net income (loss) to net cash from operating activities:
              Depreciation and amortization                                         54,670               68,449
              Issuance of Class A common stock for loan fees                       156,250              (34,462)
              Issuance of Class A common stock purchase warrants                      --                  6,250
              Changes in assets and liabilities:
              Accounts receivable                                               (1,126,865)            (481,117)
              AFL, Interest income receivable                                      (66,920)            (223,510)
              Employee receivable                                                   (5,283)             (15,087)
              Inventory                                                            (58,742)              (4,237)
              Prepaid expenses                                                  (1,007,669)            (629,760)
              Litigation reimbursement receivable                                  114,000                 --
              Other assets                                                         (75,079)              (6,225)
              Accounts payable and accrued expenses                                 68,656              263,902
              Due to AFL                                                              --                 61,000
              Accounts payable and accrued expenses, related party                    --                  3,117
              Deferred revenue                                                   2,584,832            1,608,871
                                                                               -----------          -----------

                          Net Cash Provided by Operating Activities                 26,521              682,071
                                                                               -----------          -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
              Purchase of equipment                                               (250,240)            (300,835)
              Acquisition of af2 teams and assets available for sale            (2,987,019)                --
              Due from af2 for IFL expansion markets                                75,000                 --
              Proceeds from the sale of assest available for sale                  141,932                 --
              Payments received-AFL note receivable                                197,460                 --
              Payment of acquisition costs                                        (194,691)
              Acquisition costs utilized                                            (2,984)                --
                                                                               -----------          -----------

                          Net Cash (Used) by Investing Activities               (2,825,851)            (495,526)
                                                                               -----------          -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
              Proceeds from issuance of Class A common stock                       578,813              114,000
              Proceeds from note payable-bank                                    1,000,000                 --
              Proceeds from note payable-acquisition                             1,750,000                 --
              Repayment of note payable-bank                                      (300,000)                --
              Repayment of note payable                                               --               (125,000)
              Payment of offering costs                                            (57,884)             (10,000)
                                                                               -----------          -----------


                          Net Cash Provided (Used) by Financing Activities       2,970,929              (21,000)
                                                                               -----------          -----------


INCREASE (DECREASE) IN CASH                                                        171,599              165,545

Cash and Cash Equivalents at Beginning of Period                                   290,708               95,465
                                                                               -----------          -----------


Cash and Cash Equivalents at End of Period                                     $   462,307          $   261,010
                                                                               ===========          ===========


Supplemental Disclosure of Cash Flow Information:
              Cash paid during the period for:
              Interest                                                         $    21,735          $      --
                                                                               ===========          ===========
Taxes                                                                          $      --            $      --
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

In the opinion of management, the unaudited interim financial statements for the three and six months ended March 31, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and six months ended March 31, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the period ended September 30, 2000.

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

                      THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


The Company's reportable business segments are strategic business units that offer different products and services. The segments are managed together because they utilize similar resources within the Company. Segment information for the six months ended March 31, 2001 was as follows:

                                      Net               Operating            Identifiable           Capital
                                   Revenues           Income (Loss)             Assets           Expenditures
                                   --------           -------------             ------           ------------

Football operations               $  346,779           $  (91,540)           $6,099,391            $ 250,240
Telemarketing services                11,383                  930                    --                   --
                                  ----------           ----------            ----------           ----------

 Totals                           $  358,162           $  (90,610)           $6,099,391            $ 250,240
                                  ==========           ==========            ==========           ==========



NOTE 4 - ACQUISITION OF af2 TEAMS

On October 18, 2000, the Company entered into an agreement with IFL Acquisition Co., LLC (IFLA), a wholly owned subsidiary of af2 Enterprises, LLC (af2). The Company acquired the rights to three af2 memberships, all of the tangible assets of the Indoor Football League (which were acquired by IFLA under a separate agreement), and the first $1,000,000 in expansion revenues received by af2 for memberships in former Indoor Football League markets. In addition, to the extent that af2 licenses intellectual property acquired from the Indoor Football League to third parties within 24 months of the date of the agreement the Company will receive a fee of $10,000. In exchange for the assets and rights acquired, the Company paid $1,100,000 cash less a credit of $25,000 for a territory release payment and a credit of $226,165 for cash received prior to the sale to IFLA, issued 214,286 shares of Class A Common Stock valued at $750,000 and a promissory note for $1,750,000 bearing interest at 6% per year, payable in three annual installments of $583,333 beginning on October 18, 2001. The Company's two equity interests in the League collateralize the note. The common stock is redeemable at $3.50 per share at the option of the stockholder for a period of six months beginning on April 18, 2002. The Company also paid $25,000 to the owner of the Milwaukee AFL membership and a $50,000 fee for the first af2 team acquired and will be required to pay $5,000 for each additional af2 team to af2.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - ACQUISITION OF af2 TEAMS (Continued)

The purchase price is allocated as follows:

Three af2 memberships                                               $ 1,500,000
Tangible property                                                       469,000
Amount due from af2 for expansion in former IFL markets                  75,000
Purchase price in excess of assets acquired                           1,556,000
                                                                    -----------
                                                                      3,600,000
Less:
Class A Common Stock                                                   (750,000)
Note payable                                                         (1,750,000)
Credit to buyer for territory release payment                           (25,000)
Credit to buyer for season ticket prepayments                          (226,165)
                                                                    -----------

Cash paid at closing                                                $   848,835
                                                                    ===========

The Company obtained financing of $1,000,000 from a bank, which was payable on February 28, 2001, bearing interest at 1.75% above the LIBOR rate or 8.47% per year. The Company paid a facility fee of $20,000 to the bank for the note, which was amortized over the life of the note. The note is secured by the Company's rights to $1,000,000 of af2 expansion fees and pledge of $1,300,000 in securities and cash of the Company's President, Chief Financial Officer and an employee/significant stockholder who is a former officer and director of the Company. The Company has granted to the collateral holders a total of 100,000 shares of Class A Common Stock, valued at $156,250. The financing was extended for one year at the same terms with the principal being reduced to $700,000.

NOTE 5-PRIVATE PLACEMENTS

In January and February of 2001, the Company completed private placements for the sale of 514,000 shares of the Company's Class A Common Stock for net proceeds of $520,931.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company is in the sports and entertainment business and (i) owns and operates the Orlando Predators (the "Predators"), a professional arena football team of the Arena Football League (the "AFL" or the "League"), (ii) owns an additional 8% revenue interest in the League (in addition to its 4% League ownership through the Predators) and (iii) owns and operates the Peoria Pirates ("Pirates"), a minor league professional arena football team of the arenafootball2 League ("af2"). Arena football is played in an indoor arena on a padded 50-yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

The Company's strategy is to participate through the operation of the Predators and Pirates and through its league ownership in what the Company believes will be continued significant growth of the AFL which in turn is expected to result in increased revenue to the Company generated from (i) national (League) and regional (team) broadcast contracts, (ii) national league sponsorship contracts,
(iii) the sale of additional League Membership fees, and (iv) increased fan attendance at AFL and af2 games including Predators' and Pirates' games, together with appreciation in the value of the Predators as an AFL team and the Pirates as an af2 team. The trend toward ongoing League growth was recently evidenced by a February 1999 announcement by the National Football League ("NFL") that it had obtained an option to purchase up to 49.9% of the League.

At the team levels, the Company's strategy is to increase fan attendance at Predators' and Pirates' home games, expand the Predators' and Pirates' advertising and sponsorship base, and contract with additional local and regional broadcasters to broadcast Predators' and Pirates' games.

The Company currently derives substantially all of its revenue from the arena football operations of the Predators and Pirates. This revenue is primarily generated from (i) the sale of tickets to the Predators' and Pirates' home games, (ii) the sale of advertising and promotions to Predator sponsors, (iii) the sale of local and regional broadcast rights to Predators' games, (iv) the Predators' share of League contracts with national broadcast organizations and expansion team fees paid through the AFL, (v) the sale of merchandise carrying the Predators' and Pirates' logos and (vi) concession sales at Predators' home games. A large portion of the Company's annual revenue is determinable at the commencement of each football season based on season ticket sales and contracts with broadcast organizations and team sponsors.

The operations of the team are year-round; however, the majority of revenues and expenses are recognized during the AFL and af2 playing seasons, from March through August of each year. The teams begin to receive deposits in late August for season tickets during the upcoming season. From August through April, the team sells season tickets and collects revenue from all such sales. Selling, advertising and promotions also take place from August through April, although these revenues are not realized until after the season begins. Single game tickets and partial advertising sponsorships are also sold during the season, primarily from April to July. Additional revenues and expenses are recognized in August from playoff games, if any.

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

In April 2000, the Company settled a dispute with the League regarding the payment terms of the Nth Agreement. As a result the Company will receive a guaranteed amount of $480,000 per year and all additional monies received from the League will go to the repayment of the remaining approximate $2.98 million owed to the Company. Subsequently, the Company will continue to receive their pro rata share of League revenues. When the entire debt is repaid to the Company, only then will the Company begin to recognize the additional 2 Nths' distributions as revenue.

In October 2000, the Company entered into an agreement with IFL Acquisition Co., LLC (IFLA), a wholly owned subsidiary of af2 Enterprises, LLC (af2). The Company acquired the rights to three af2 memberships, all of the tangible assets of the Indoor Football League (which were acquired by IFLA under a separate agreement), the first $1,000,000 in expansion revenues received by af2 for memberships in former Indoor Football League markets. The Company filed af2 applications for Peoria, IL, Bismarck, ND and Green Bay, WI. In 2001, the Company began play in Peoria (Pirates), and will begin play in 2002, Bismarck (Bandits) and in either 2002 or 2003, in Green Bay. The Company expects all af2 operations to be profitable. In June 2000, the Company changed its fiscal year end from December 31 to September 30 for financial statement purposes only.

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

Results of Operations
Six Months Ended March 31, 2001 Compared To The Six Months Ended March 31, 2000

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season (Generally April through August). The Predators played one home game and the Pirates played one away game during the period.

The football division generated revenues for the six months ended March 31, 2001 of $586,870 as compared to revenues for the period ended March 31, 2000 of $1,179,362 due to fewer AFL expansion memberships sold during the six months ended March 31, 2001 and the Company's change in accounting for its two Nths.

The telemarketing division had revenues of $11,383 for the six months ended March 31, 2001 compared to $10,915 for the six months ended March 31, 2000. The Company anticipates the expansion of this division in the future to other teams in the AFL, arenafootball2 and other minor league hockey and baseball teams.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses were $53,715 for the six months ended March 31, 2001 compared to $1,969 for the six months ended March 31, 2000. The increase in expenses was related to the Predators playing a home game in this period as compared to playing no home games in the prior period.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $889,401 an increase $245,699 or 38% for the six months ended March 31, 2001 compared to $643,702 for the six months ended March 31, 2000. This increase can be primarily attributed to expenses related to the purchase of the af2 teams, additional expenses related to the Pirates and an increase in trade expenses related to the Predators.

Interest Income/Expense
-----------------------

Interest income during the six months ended March 31, 2001 was $171,510 as compared to $231,187 for the six months ended March 31, 2000.

Interest expense during the six months ended March 31, 2001 was $79,601 as compared to $12,602 for the six months ended March 31, 2000. The interest expense during this period was due to the notes payable assumed under the acquisition agreement with IFLA.

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

From January 2000 through September 2000, the Company received net payments from the League in the amount of $186,743. This represented expansion revenue related to the Detroit Fury, Dallas, New Orleans and Washington, DC expansion teams that will begin play in 2001, 2002, 2002 and 2003, respectively. The Company also received approximately $1.4 million for principle and interest payments related to its note receivable from the League.

From October 2000 to March 2001, the Company received net payments from the League in the amount of $164,167. This represented expansion revenue related to the Dallas and Long Island expansion teams that will begin play in 2001 and

2002, respectively and the New Jersey team which was sold to a new owner. The Company also received approximately $295,000 for principle and interest payments related to its note receivable from the League.

In October 2000, the Company entered into an agreement with IFL Acquisition Co., LLC (IFLA), a wholly owned subsidiary of af2 Enterprises, LLC (af2). The Company acquired the rights to three af2 memberships, all of the tangible assets of the Indoor Football League (which were acquired by IFLA under a separate agreement), the first $1,000,000 in expansion revenues received by af2 for memberships in former Indoor Football League markets. In addition, to the extent that af2 licenses intellectual property acquired from the Indoor Football League to third parties within 24 months of the date of the agreement the Company will receive a fee of $10,000. In exchange for the assets and rights acquired, the Company paid $1,100,000 cash less a credit of $25,000 for a territory release payment and a credit of $226,165 for cash received prior to the sale to IFLA, issued 214,286 shares of Class A Common Stock valued at $750,000 and a promissory note for $1,750,000 bearing interest at 6% per year, payable in three annual installments of $583,333 on October 18, 2000. The Company's two equity interests in the League collateralize the note. The common stock is redeemable at $3.50 per share at the option of the stockholder for a period of six months beginning on April 18, 2002. The Company also paid $25,000 to the owner of the Milwaukee AFL membership and a $50,000 fee for the first af2 team acquired and will be required to pay $5,000 for each additional af2 team to af2.

In January and February of 2001, the Company completed private placements for the sale of 514,000 shares of the Company's Class A Common Stock for net proceeds of $520,931. Currently, the Company is in the process of doing another private placement for an additional gross proceeds of $480,000. The reduction of indebtedness using proceeds of the private placements improved the Company's liquidity by reducing indebtedness required to be paid in the future. The Company believes that cash flows from operations, along with distributions related to the purchase of two equity interests in the AFL will enhance the Company's future cash flows and satisfy the Company's anticipated working capital requirements for at least the next 12 months. This will be accomplished by the requirement that the AFL make a minimum principal and interest payment to the Company in the amount of $480,000 annually.

PART II.  OTHER INFORMATION AND SIGNATURES
--------  --------------------------------


ITEM 1.  LEGAL PROCEEDINGS

In February 2000, the Arena Football League ("AFL") and all of its member teams, including the Company, were joined as defendants in a civil action brought by several AFL players (the case is captioned James Guidry, et. al. vs. Arena Football League L.L.C. et. al., United States District Court, District of New Jersey, Case Number 00-533-HAA) in which plaintiffs seek damages for violation of federal antitrust law, specifically Sections 1 and 2 of the Sherman Antitrust Act. The complaint sought damages against the defendants in an amount to be determined and trebled, plaintiffs' cost of litigation and further relief, as the court deems proper and equitable. On January 25, 2001, the Arena Football League announced that the complaint had been settled. Terms of the settlement were not disclosed at that time.

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

Date:  May 15, 2001