Form 10QSB
period 2001-06-30
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2001-08-14
CIK 1042456

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 14, 2001, 6,051,785 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

Transitional Small Business Disclosure format:  Yes[  ] No [X]

                      ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   FORM 10-QSB
                                      INDEX

Part I     Financial Information                                           Page

     Item 1.  Financial Statements:

     Balance Sheets as of June 30, 2001 and September 30, 2000              1

     Statements of Operations for the Three and Nine Months Ended           3
         June 30, 2001 and 2000

     Statements of Cash Flows for the
         Nine Months Ended June 30, 2001 and 2000                           4

     Notes to Financial Statements                                          5

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                8

Part II    Other Information and Signatures                                 13



1
                                       THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                                 BALANCE SHEETS

                                                    ASSETS

                                                                      Consolidated           Unconsolidated
                                                                     June 30, 2001         September 30, 2000
                                                                     ----------------------------------------
                                                                      (Unaudited)
CURRENT ASSETS:
Cash                                                                  $   138,695             $   290,708
Accounts receivable, sponsorships                                         481,106                 117,626
Litigation reimbursement receivable                                          --                   114,000
Accrued interest receivable, AFL                                          150,674                    --
AFL receivable, current portion                                              --                    49,759
Assets Available for sale                                                 285,124                  10,000
Inventory                                                                  67,745                  14,517
Receivable from employees                                                   7,248                   6,348
Deferred acquisition costs                                                   --                     2,984
Prepaid expenses                                                          448,165                 182,434
                                                                      -----------             -----------

                                      Total Current Assets              1,578,757                 788,376
                                                                      -----------             -----------

PROPERTY AND EQUIPMENT, at cost, net                                      601,506                 382,739

EQUITY INVESTMENT IN AFL                                                4,032,650               4,032,650

AFL RECEIVABLE, net of current portion                                  1,361,532               1,509,233

MEMBERSHIP COST, net                                                    2,301,812               1,807,455

af2 TEAM INVESTMENTS                                                    1,110,025                    --

PURCHASE PRICE IN EXCESS OF ASSETS ACQUIRED                             1,556,000                    --

RESTRICTED INVESTMENT                                                     100,000                 100,000

OTHER ASSETS                                                               75,908                   6,757
                                                                      -----------             -----------

TOTAL ASSETS                                                          $12,718,190             $ 8,627,210
                                                                      ===========             ===========




2
                                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                          BALANCE SHEETS (CONTINUED)

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          Consolidated      Unconsolidated
                                                                          June 30, 2001   September 30, 2000
                                                                          ----------------------------------
                                                                           (Unaudited)
CURRENT LIABILITIES:
          Accounts payable and accrued expenses                           $  1,023,250      $    601,463
          Accrued interest, related party                                         --              10,765
          Note payable-acquisition, current portion                            583,333              --
          Note payable-bank                                                    700,000              --
          Note payable-related party                                           125,000              --
          Deferred revenue                                                     612,766           552,016
          Accounts payable, related party                                       39,000            39,000
          Due to AFL/af2                                                        25,000            25,000
                                                                          ------------      ------------

                                Total Current Liabilities                    3,108,349         1,228,244
                                                                          ------------      ------------

NOTE PAYABLE-ACQUISITION, net of current portion                             1,166,667              --
                                                                          ------------      ------------

TOTAL LIABILITIES                                                            4,275,016         1,228,244
                                                                          ------------      ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
          Preferred stock, 1,500,000 shares authorized; none
              issued or outstanding                                               --                --
          Class A Common Stock, 15,000,000 shares
              authorized; 6,406,826 and 5,192,999 issued and
              outstanding, respectively                                     12,188,097        10,136,400
          Class A Common Stock, reserved, 160,667 shares                       422,261              --
          Warrant subscription receivable                                       (6,250)             --
          Class B Common Stock, 1,000 shares authorized;
              1,000 issued and outstanding                                       5,000             5,000
          Additional paid-in capital                                         3,102,902         3,096,653
          Accumulated (deficit)                                             (7,268,836)       (5,839,087)
                                                                          ------------      ------------

                                Total Stockholders' Equity                   8,443,174         7,398,966
                                                                          ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 12,718,190      $  8,627,210
                                                                          ============      ============




3
                                     THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                              STATEMENTS OF OPERATIONS


                                        Consolidated     Unconsolidated       Consolidated   Unconsolidated
                                        For the Three     For the Three       For the Nine    For the Nine
                                        Months Ended      Months Ended        Months Ended    Months Ended
                                        June 30, 2001     June 30, 2000      June 30, 2001   June 30, 2000
                                        -------------------------------------------------------------------
                                         (Unaudited)       (Unaudited)        (Unaudited)     (Unaudited)
REVENUES:
 Advertising and promotion                $ 1,396,619     $   923,691        $ 1,545,025      $  926,634
 Ticket                                     1,647,863       1,397,017          1,832,694       1,397,017
 Concession                                    88,003         101,394            101,545         101,394
 League                                          --            60,435            164,167       1,225,939
 Telemarketing                                   --            19,130             11,383          30,045
 Other                                        (26,767)         25,676             37,774          25,676
                                          -----------     -----------        -----------     -----------

      Total Revenue                         3,105,718       2,527,343          3,692,588       3,706,705
                                          -----------     -----------        -----------     -----------

COSTS AND EXPENSES:
 Selling and promotional                    1,175,213         716,604          1,228,928         718,573
 Operations                                 1,924,920       1,336,822          2,045,639       1,336,822
 Operations, related party                       --             1,894             --               1,894
 League assessments                           106,250          96,750            110,000         549,234
 General and administrative                   322,390         193,639          1,211,791         837,341
 Telemarketing                                 (9,434)          9,764              1,019          32,742
 Amortization                                  24,019          17,608             55,643          41,266
 Depreciation                                  75,389          86,260            105,185         131,051
 Failed Acquisition Costs                        --           180,367               --           180,367
                                          -----------     -----------        -----------     -----------

           Total Costs and Expenses         3,618,747       2,639,708          4,758,205       3,829,290
                                          -----------     -----------        -----------     -----------


OPERATING INCOME (LOSS)                      (513,029)       (112,365)        (1,065,617)       (122,585)
                                          -----------     -----------        -----------     -----------

OTHER INCOME (EXPENSES):
 Interest expense, related party                 --            (3,117)              --           (15,719)
 Interest expense                             (20,374)           --              (99,975)           --
 Interest income                                4,968             835             12,018           8,512
 Interest income, AFL                          83,754         107,287            248,214         330,797
 Loan fees                                   (352,261)           --             (528,511)           --
 Gain (loss) on assets available
    for sale                                  (23,100)           --                2,500            --
 License fee revenue                            5,000            --                5,000            --
 Other                                         (3,378)          6,863             (3,378)        (30,622)
 Loss on litigation settlement                   --              --                 --          (106,000)
                                          -----------     -----------        -----------     -----------

           Net Other Income (Expense)        (305,391)        111,868           (364,132)        186,968
                                          -----------     -----------        -----------     -----------


NET INCOME (LOSS)                         $  (818,420)    $      (497)       $(1,429,749)    $    64,383
                                          ===========     ===========        ===========     ===========

NET INCOME (LOSS) PER SHARE-BASIC         $     (0.13)    $     (0.00)       $     (0.25)    $      0.01
                                          ===========     ===========        ===========     ===========

Weighted Average Number of Common
    Shares Outstanding, basic               6,195,051       5,129,999          5,815,182       5,191,784
                                          ===========     ===========        ===========     ===========

NET INCOME (LOSS) PER SHARE-DILUTED       $     (0.13)    $     (0.00)       $     (0.25)    $      0.01
                                          ===========     ===========        ===========     ===========

Weighted Average Number of Common
    Shares Outstanding, diluted             6,195,051       5,129,999          5,815,182       5,191,784
                                          ===========     ===========        ===========     ===========






4
                                           THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                                  STATEMENTS OF CASH FLOWS

                                                                                     Consolidated     Unconsolidated
                                                                                     For the Nine       For the Nine
                                                                                     Months Ended       Months Ended
                                                                                     June 30, 2001     June 30, 2000
                                                                                     -------------------------------
                                                                                      (Unaudited)       (Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net Income (loss)                                                                    $(1,429,749)       $    64,383
Adjustments to reconcile net income (loss) to net cash from operating activities:
      Depreciation and amortization                                                      160,828            172,317
      Issuance of Class A common stock for loan fees                                     156,250            (34,462)
      Class A common stock reserved for loan fees                                        422,261               --
      Issuance of Class A common stock purchase warrants                                   6,250              6,250
      Changes in assets and liabilities:
      Accounts receivable                                                               (363,480)           (82,910)
      AFL, Interest income receivable                                                   (150,674)           239,117
      Employee receivable                                                                   (900)             6,604
      Inventory                                                                          (53,228)            (3,450)
      Prepaid expenses                                                                  (265,731)          (333,908)
      Litigation reimbursement receivable                                                114,000               --
      Other assets                                                                       (69,151)            (3,408)
      Accounts payable and accrued expenses                                              421,786            200,975
      Due to AFL                                                                            --               61,000
      Accounts payable and accrued expenses, related party                               (10,765)             3,117
      Deferred revenue                                                                    60,750            (59,587)
                                                                                     -----------        -----------

                     Net Cash Provided (Used) by Operating Activities                 (1,001,553)           236,038
                                                                                     -----------        -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
      Purchase of equipment                                                             (323,952)          (301,373)
      Acquisition of af2 teams and assets available for sale                          (2,925,025)              --
      Proceeds from the sale of assets available for sale                                183,876               --
      Payments received-AFL note receivable                                              197,460             30,955
      Payment of acquisition costs                                                          --             (145,804)
      Acquisition costs utilized                                                           2,984               --
      Acquisition costs written off                                                         --              180,367
                                                                                     -----------        -----------

                     Net Cash (Used) by Investing Activities                          (2,864,657)          (235,855)
                                                                                     -----------        -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
      Proceeds from issuance of Class A common stock                                   1,272,012            114,000
      Proceeds from note payable-bank                                                  1,000,000               --
      Proceeds from note payable-acquisition                                           1,750,000               --
      Proceeds from note payable-related party                                           125,000               --
      Repayment of note payable-bank                                                    (300,000)              --
      Repayment of note payable                                                             --             (125,000)
      Payment of offering costs                                                         (132,815)           (10,000)
                                                                                     -----------        -----------

                     Net Cash Provided (Used) by Financing Activities                  3,714,197            (21,000)
                                                                                     -----------        -----------

INCREASE (DECREASE) IN CASH                                                             (152,013)           (20,817)

Cash and Cash Equivalents at Beginning of Period                                         290,708             95,465
                                                                                     -----------        -----------

Cash and Cash Equivalents at End of Period                                           $   138,695        $    74,648
                                                                                     ===========        ===========

Supplemental Disclosure of Cash Flow Information:
      Cash paid during the period for:
      Interest                                                                       $    57,594        $      --
                                                                                     ===========        ===========
      Taxes                                                                          $      --          $      --
                                                                                     ===========        ===========



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

In the opinion of management, the unaudited interim financial statements for the three and nine months ended June 30, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and nine months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the period ended September 30, 2000.

Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current year presentation.

Prior to October 18, 2000, the operations of the Company included the operations of Predators. Subsequently, the Company formed Predators as a separate corporation and assigned the football operations to Predators. The Company formed Peoria and acquired the right to operate an af2 team in Peoria, Illinois. The accounting policies of Predator and Peoria are identical to the policies of the Company prior to assigning the operations to the individual subsidiaries. In addition to the rights to Peoria, the Company acquired the rights to operate two additional teams in af2 markets formerly controlled by the IFL, a competing indoor football league. The Company also acquired assets of the IFL, including indoor playing fields and office equipment. These assets have been classified as available for sale. (See Note 4)

NOTE 2 - CONTINGENCIES

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

                      THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


The Company's reportable business segments are strategic business units that offer different products and services. The segments are managed together because they utilize similar resources within the Company. Segment information for the nine months ended June 30, 2001 was as follows:


                                      Net               Operating          Identifiable           Capital
                                   Revenues           Income (Loss)           Assets           Expenditures
                                   --------           -------------        ------------        ------------
Football operations               $3,681,205          $(1,075,981)          $ 579,859            $ 301,373
Telemarketing services                11,383               10,364                --                   --
                                  ----------          -----------           ----------           ----------

 Totals                           $3,692,588          $(1,065,617)          $ 579,859            $ 301,373
                                  ==========          ===========           ==========           ==========





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
                                                                    ===========

The Company obtained financing of $1,000,000 from a bank, which was payable on February 28, 2001, bearing interest at 1.75% above the LIBOR rate or 8.47% per year. The Company paid a facility fee of $20,000 to the bank for the note, which was amortized over the life of the note. The note is secured by the Company's rights to $1,000,000 of af2 expansion fees and pledge of $1,300,000 in securities and cash of the Company's President, Chief Financial Officer and an employee/significant stockholder who is a former officer and director of the Company. The Company has granted to the collateral holders a total of 100,000 shares of Class A Common Stock, valued at $156,250, which were recorded as loan fees, based upon the market value of the Class A Common Stock on the date the shares were granted. The loan fees were amortized over the term of the loan. The financing was extended for one year at the same terms with the principal being reduced to $700,000. An additional 160,667 shares of the Company's Class A Common Stock were issued to the collateral holders valued at $422,261. The 160,667 Class A Common Stock has been recorded as loan fees and are being amortized over one year, the term of the loan

NOTE 5-PRIVATE PLACEMENTS

In January and February of 2001, the Company completed private placements for the sale of 514,000 shares of the Company's Class A Common Stock for net proceeds of $520,931. In April, May, and June, the Company completed private placements for the sale of 355,044 shares of the Company's Class A Common Stock for net proceeds of $552,518.

NOTE 6-NOTE PAYABLE RELATED PARTY

During June 2001, the Company borrowed $125,000 in the form of a 7% note payable to an employee/significant stockholder and former officer and director of the Company, due on October 31, 2001. The Company's af2 teams Peoria and Green Bay collateralized the note.

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

In October 2000, the Company entered into an agreement with IFL Acquisition Co., LLC (IFLA), a wholly owned subsidiary of af2 Enterprises, LLC (af2). The Company acquired the rights to three af2 memberships, all of the tangible assets of the Indoor Football League (which were acquired by IFLA under a separate agreement), the first $1,000,000 in expansion revenues received by af2 for memberships in former Indoor Football League markets. The Company filed af2 applications for Peoria, IL, Bismarck, ND and Green Bay, WI. In 2001, the Company began play in Peoria (Pirates), and will begin play in 2002 in Bismarck (Bandits) and in either 2002 or 2003 in Green Bay. The Company expects all af2 operations to be profitable. In June 2000, the Company changed its fiscal year end from December 31 to September 30 for financial statement purposes only.

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

Results of Operations
Nine months Ended June 30, 2001 Compared To The Nine months Ended June 30, 2000

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season (Generally April through August). The Predators played seven home games and five away games and the Pirates played six home games and seven away games during the period.

The football division generated revenues for the nine months ended June 30, 2001 of $3,681,205 as compared to revenues for the period ended June 30, 2000 of $3,676,660 due to fewer AFL expansion memberships sold during the nine months ended June 30, 2001 and the Company's change in accounting for its two Nths.

The telemarketing division had revenues of $11,383 for the nine months ended June 30, 2001 compared to $30,045 for the nine months ended June 30, 2000. The Company anticipates the expansion of this division in the future to other teams in the AFL, arenafootball2 and other minor league hockey and baseball teams.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses were $1,228,928 for the nine months ended June 30, 2001 compared to $718,573 for the nine months ended June 30, 2000. The increase in expenses was related to the addition of the af2 team selling and promotional expenses.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $1,211,791 an increase $374,450 or 45% for the nine months ended June 30, 2001 compared to $837,341 for the nine months ended June 30, 2000. This increase can be primarily attributed to expenses related to the purchase of the af2 teams, additional expenses related to the Pirates and an increase in trade expenses related to the Predators.

Interest Income/Expense
-----------------------

Interest income during the nine months ended June 30, 2001 was $260,232 as compared to $339,309 for the nine months ended June 30, 2000 primarily due to reductions in the principle balance due from the Arena Football League.

Interest expense during the nine months ended June 30, 2001 was $99,975 as compared to $15,719 for the nine months ended June 30, 2000. The interest expense during this period was due to the notes payable assumed under the acquisition agreement with IFLA.

Results of Operations
Three months Ended June 30, 2001 Compared To The Three months Ended June 30,
2000

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season (Generally April through August). The Predators played six home games and five away games and the Pirates played six home games and six away games during the period.

The football division generated revenues for the three months ended June 30, 2001 of $3,105,719 as compared to revenues for the period ended June 30, 2000 of $2,469,833 due to increased ticket and sponsorship revenues from Peoria.

The telemarketing division had no revenues for the three months ended June 30, 2001 compared to $19,130 for the three months ended June 30, 2000. The Company anticipates the expansion of this division in the future to other teams in the AFL, arenafootball2 and other minor league hockey and baseball teams.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses were $1,175,213 for the three months ended June 30, 2001 compared to $716,604 for the three months ended June 30, 2000. The increase in expenses was related to the addition of the Pirates.

Operations
-----------

Football operating expenses were $1,924,920 for the three months ended June 30, 2001 compared to $1,336,822 for the three months ended June 30, 2001. The increased expenses primarily related to the addition of the Pirates.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $322,390 an increase $128,751 or 66% for the three months ended June 30, 2001 compared to $193,639 for the three months ended June 30, 2000. This increase can be primarily attributed to expenses related to the purchase of the af2 teams, additional expenses related to the Pirates and an increase in trade expenses related to the Predators.

Interest Income/Expense
-----------------------

Interest income during the three months ended June 30, 2001 was $88,722 as compared to $108,122 for the three months ended June 30, 2000 primarily due to reductions in the principle balance due from the Arena Football League.

Interest expense during the three months ended June 30, 2001 was $20,374 as compared to $3,117 for the three months ended June 30, 2000. The interest expense during this period was due to the notes payable assumed under the acquisition agreement with IFLA.

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

From October 2000 to June 2001, the Company received net payments from the League in the amount of $164,167. This represented expansion revenue related to the Dallas and Long Island expansion teams that will begin play in 2001 and 2002, respectively and the New Jersey team which was sold to a new owner. The Company also received approximately $295,000 for principle and interest payments related to its note receivable from the League.

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

In January through June of 2001, the Company completed private placements for the sale of 869,044 shares of the Company's Class A Common Stock for net proceeds of $1,073,229. The reduction of indebtedness using proceeds of the private placements improved the Company's liquidity by reducing indebtedness required to be paid in the future. The Company believes that cash flows from operations, along with distributions related to the purchase of two equity interests in the AFL will enhance the Company's future cash flows and satisfy the Company's anticipated working capital requirements for at least the next 12 months. This will be accomplished by the requirement that the AFL make a minimum principal and interest payment to the Company in the amount of $480,000 annually in August.

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

Date:  August 14, 2001