Form 10KSB
period 2001-09-30
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2002-01-14
CIK 1042456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001, or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No. 0-29426


                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Florida                                            91-1796903
 ------------------------------                           --------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification Number)

     4901 Vineland Road, Suite 150
           Orlando, Florida                                      32811
 --------------------------------------                         --------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number: (407) 648-4444

Securities to be registered under Section 12(b) of the Act: None

Securities to be registered under Section 12(g) of the Act:

                        No Par Value Class A Common Stock
               Redeemable Class A Common Stock Purchase Warrants
                                 --------------
                                (Title of Class)


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

     As of September 30, 2001, 6,720,710 shares of the Registrant's no par value Class A Common Stock were outstanding. As of September 30, 2001, the market value of the Registrant's no par value Class A Common Stock, excluding shares held by affiliates, was $17,675,467 based upon the closing price of $2.63 per share of Class A Common Stock on the Nasdaq SmallCap Market.

     The Registrant's revenues for its most recent fiscal year were $4,550,245.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

     The following is a summary of certain information contained in this Report and is qualified in its entirety by the detailed information and financial statements that appear elsewhere herein. Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed in the "Risk Factors" section of this Item 1 and throughout this Report and will be further discussed from time to time in periodic reports filed with the Commission. The forward-looking statements included in this Report speak only as of the date hereof.

Introduction

     The Orlando Predators Entertainment, Inc. ("OPE", the "Company" or "we") was organized as a Florida corporation in March 1997 and is in the sports and entertainment business. OPE (i) owns and operates the Orlando Predators (the Predators or the team), a professional arena football team of the Arena Football League (the AFL or the League), (ii) owns and operates the Peoria Pirates (the Pirates), a minor league team arenafootball2 League (af2), (iii) owns an additional 8% net revenue interest in the League (in addition to its 4% League ownership through the Predators) and (iv) owns rights to the operation of two additional af2 teams. See arenafootball2 League. Arena football is played in an indoor arena on a padded 50 yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

Strategy

     OPE's strategy at the League level is to participate through the operation of the Predators, the Pirates and through its League ownership in what we believe will be the continued growth of the AFL and af2 which in turn is expected to result in increased revenue to OPE generated from (i) national (League) and regional (team) broadcast contracts, (ii) national League sponsorship contracts, (iii) the sale of additional team memberships in the League, and (iv) increased fan attendance at AFL and af2 games including Predators' and Pirates' games, together with appreciation in the value of the Predators and the Pirates as AFL/af2 teams. The trend toward ongoing League growth is evidenced by the February 1999 announcement by the National Football League (NFL) that it had obtained an option to purchase up to 49.9% of the League and by the addition of two new AFL teams in 2001. In November of 2001, the AFL announced the reduction of teams for the 2002 season to 16 teams to allow for NFL owners to purchase expansion teams.

     In a broader sense, OPE's strategy is to acquire and consolidate the operations of minor league professional sports teams in order to realize the significant economies of scale available through the operations of these sports franchises. Consistent with this strategy, in October 2000, we entered into an agreement with af2 Enterprises LLC (af2), which operates the arenafootball2 League to assist af2 in acquiring substantially all of the assets of the Indoor Football League (IFL) through IFL Acquisition Company (IFL Acq.), a wholly-owned subsidiary of af2.

     Under the terms of our agreement with af2, we contributed (i) $1.1 million in cash less credits of $251,165, (ii) a $1.75 million promissory note and (iii) 214,286 shares of redeemable common stock (which we agreed to repurchase from the holders at their election for $3.50 per share). In exchange, af2 granted us
(i) three af2 memberships in IFL markets, (ii) the first $1 million in expansion fees earned by the af2 in IFL markets and (iii) all of the tangible personal property assets of the IFL such as turf fields, football equipment and the like.

     At the teams level, OPE's strategy is to increase fan attendance at Predators' and Pirates' home games, expand the Predators' and Pirates' advertising and sponsorship base, and contract with additional local and regional broadcasters to broadcast Predators' games. Notwithstanding our efforts in these regards, OPE has experienced operating losses of $1,813,365 for the nine months ended September 30, 2000, $2,676,871 for the year ended September 30, 2001 and an aggregate loss since inception of $9,057,590.

     OPE believes that fan attendance will increase based upon the game winning success (if any) of the Predators in the AFL and the Pirates in the af2 and by increasing media exposure of the teams in their local markets. Game winning success requires the ongoing recruitment of superior players. In order to recruit players, OPE employs a recruiting teams which include OPE's head coach and Director of Player Personnel. In order to increase media exposure to the team in central Florida and Peoria Illinois and expand our sponsorship base, we call upon the media, corporate sponsors and other central Florida and Peoria organizations. OPE also calls upon central Florida and Peoria businesses to solicit advertising and sponsorship funds on behalf of the teams. The Predators and Pirates participate in a number of charitable events during the year as a part of a community relations and recognition program and maintain Internet websites at www.orlandopredators.com and www.peoriapirates.net. OPE also employs five to ten part-time telemarketing personnel prior to commencement of the AFL season to assist in ticket sales. Notwithstanding the Predators' game winning success, including its victories in the 1998 and 2000 Arena Bowl, game attendance was less in the 2000 season than in the 1999 season. 2001 was the first season for the Pirates.

     Our strategy also includes maintaining and building community support for, and recognition of, the team as an ongoing valuable entertainment institution in central Florida and throughout the state and in the Peoria, Illinois area. We believe that the value of the Predators and Pirates as sports team will increase if community support and recognition are maintained. In this regard, the Predators completed their eleventh AFL season in 2001, have played in the Arena Bowl for the AFL championship on six occasions and won Arena Bowl XII in 1998 and Arena Bowl XIV in 2000. The Predators hold one of the best all-time win-loss records among current and former AFL teams and have recorded the highest announced average AFL per game attendance in a number of prior seasons.

History

     The AFL governs the arena football teams that comprise the League and sell team memberships (Memberships). The AFL's first season commenced in 1987. Between 1987 and 2001, the League grew from four teams to 19 teams. 16 teams will play in 2002 including an expansion team in Dallas. The League reduced the number of teams in November 2001 to 16 teams. The membership fees for the next team joining the AFL has increased from $125,000 in 1995 to an estimated $8 million currently. Since 1992, announced League attendance has grown from 736,000 to over 1.1 million (including play-off games). Game broadcasts during this period have included local, regional, ESPN, ESPN 2, TNN and ABC coverage. In the 2001 season, 25 games were broadcast on national cable television stations, including ABC's live broadcast of Arena Bowl XV. From 11 million television households in 1994, the AFL reached over 27.5 million households in 2001.

     OPE has derived its revenue and operating funds from the arena football operations of the Predators and the Pirates and its aggregate 12% net revenue interest in the AFL in 2001. Revenue from football operations results from the sale of tickets to the Predators' and Pirates' home games, the sale of advertising and promotions to Predator and Pirates sponsors, the sale of local and regional broadcast rights to Predators' games, the sale of merchandise carrying the Predators' and Pirates' logos, and concession sales at Predators' home games. Revenue from our League ownership results from our share of all League revenue, primarily consisting of League contracts with national media organizations, expansion team Membership fees, national corporate sponsorships and League merchandising sales.

     As indicated above, in February 1999 the NFL was granted a three year option to purchase up to 49.9% of the League. Should the NFL exercise its option, this shared ownership is expected to improve the AFL's ability to negotiate national media contracts, to develop new league corporate sponsorships and to sell AFL merchandise. In April, 1999, the NFL amended its by-laws to allow its owners to purchase League and af2 teams. To date, the owners of nine NFL teams have purchased or applied to purchase AFL teams in Dallas, New Orleans, Philadelphia, Washington, Denver, Nashville, Jacksonville, San Francisco and Detroit.

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

     In March 1987 the U.S. Patent Office issued a U.S. Patent (Patent) to Gridiron Enterprises, Inc. an Illinois corporation (Gridiron) for the Arena Football Game System and rules of play as well as trademarks for the logo and names associated with Arena Football. In December 1991, the AFL was incorporated as a non-profit membership corporation in the state of Delaware. Also in 1991,

Gridiron entered into an exclusive licensing agreement with the AFL to organize, operate and market Arena Football throughout the United States by selling team memberships in major markets across the United States. Pursuant to the licensing agreement, the AFL granted to Gridiron a per team royalty of $20,000 per year in return for using the game system and rules of play of Arena Football. In August 1998 the AFL purchased all patent and other rights to the Arena Football Game System from Gridiron for $4,000,000, and the teams were no longer required to pay the $20,000 per year royalty.

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

     AFL game attendance has risen consistently with over 1.1 million in total fan attendance announced for the 2001 season. Per game announced attendance averaged approximately 10,000 during the 2001 season. Announced game attendance represents attendance figures provided by League teams to the League and the media and cannot be independently verified. We believe that approximately 66% of AFL viewers are male and 34% are female with 60% of such viewers under the age of 35. In terms of education, we believe that 47% have college or graduate degrees, 28% have some college attendance and 87% hold at least high school diplomas.

     The membership fee for new teams joining the AFL has grown from $125,000 for the 1990 season to up to $8 million currently. In 2001 there were over 27.5 million households with AFL teams in their metropolitan areas, up from 11 million households in 1994. During the 2001 season, TNN, ESPN, ESPN 2 and ABC broadcast a total of 25 games including 10 playoff games and the Arena Bowl.

     AFL player salaries are subject to a collective bargaining agreement between the League, its member teams and the Arena Football League Players' Organizing Committee. See Collective Bargaining Agreement. For the 2001 season, the Predators' players' total compensation was approximately $1,375,000 in the aggregate. There are no player drafts, although expansion teams are allowed to draw from a pool of players designated by existing AFL teams.

     The Predators provide a $250,000 occupational health, accidental death and disability insurance policy. Each team is required to pay the first $35,000 of claims for an injured player up to an aggregate of $356,000 for the two Florida based AFL teams.

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

     Although passing rules for the AFL are similar to outdoor NCAA football, a unique exception involves the rebound nets. A forward pass that rebounds off a rebound net is a live ball and is in play until it touches the playing surface.

     Overtime periods are 15 minutes during the regular season and the playoffs. Each team has one possession to score. If, after each team has had one possession and one team is ahead, that team wins. If the teams are tied after each has had a possession, the next team to score wins.

AFL Teams

     For the 2001 season, the AFL consisted of the following teams, aligned into two conferences, with two divisions in each conference:



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

Gate Receipts, AFL Assessments and Distributions

     AFL teams are entitled to keep all gate receipts from pre-season home games, regular season home games and playoff home games. Teams do not receive any gate receipts from away games except that visiting teams are reimbursed for hotel expenses by the home team. Each team is required to pay an annual assessment to the AFL which is generally equal to the team's share of the League's annual operating costs and each team is contingently liable for other team membership purchases, team repurchases by the League and League litigation. During the 2001 and 2000 seasons, League assessments were $419,000 and $282,416, respectively. OPE is not aware of any material League liabilities for which it has contingent liability. Each team's assessment is generally funded by its share of revenue derived from the League's national television contracts, from the sale of AFL licensed merchandise and from revenues generated by the League's sale of expansion team memberships. Each visiting team participating in the playoffs is reimbursed for hotel expenses and receives a fixed payment of $45,000 for each playoff game and $50,000 for the Arena Bowl.

AFL Licensing

     The AFL operates a League licensing program on behalf of its teams. Under the program, product manufacturers sign agreements allowing them to use the names and logos of all AFL teams, the AFL itself and AFL's special events (including playoffs and the Arena Bowl) in exchange for royalty and guarantee payments. For the year ended September 30, 2001, OPE's share of net revenues from licensing was $80,000. In 2001 our share of net revenue from the League (the Team Share) was equal to 1/25 of the AFL's net revenue. Our Team Share was equal to the AFL's net revenue divided by the total number of League teams (19 in 2001), two Gridiron Team Shares, two Team Shares owned by OPE and four expansion teams. League assessments are also based upon the Team Share. Each team is also permitted to license its club identified products locally for sale at its arena, at team owned and operated stores and through team catalogs. We purchased two non-voting equity interests in 1998, and in 2001 our Team Share was 4% together with an additional 8% for our two non-voting equity interests.

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

     The AFL is governed by a Board of Directors, which consists of one representative from each team. The Board of Directors selects the AFL Commissioner, who administers the daily affairs of the AFL including interpretation of playing rules and arbitration of conflicts among member teams. The Commissioner also has the power to impose sanctions, including fines and suspensions, for violations of League rules. David Baker has been the Commissioner of the AFL since 1996. OPE believes it is in compliance with all League rules.

arenafootball2 League

     In August 1999 the AFL established the arenafootball2 League (af2) to be comprised of smaller market farm teams. To date, 36 teams have joined the new league, which commenced play in April 2000 with an 18-week, 120-game schedule. The 36 teams are primarily located in the midwest and southeast.

     In October 2000 af2 acquired substantially all of the assets of the Indoor Football League, and we acquired rights to operate three af2 teams without payment of membership fees to the af2. See Strategy, above.

Restrictions on Ownership

     The AFL Charter and Bylaws contain provisions which may prohibit a person from acquiring the Common Stock and affect the value of the Common Stock. In general, any acquisition of shares of Common Stock which will result in a person or a group of persons holding 5% or more of our outstanding Common Stock will require the prior approval of the AFL, which may be granted or withheld in the sole discretion of the AFL. The prospective purchaser would be required to submit an AFL application, in form prescribed by the AFL, providing certain information relating to that person's background. Upon receipt of such application, the AFL has the right to conduct an investigation of the prospective purchaser. In addition, the AFL may condition its approval upon the execution, delivery and performance by the prospective purchaser of such documents as the Charter or Bylaws shall prescribe. If a prospective purchaser obtains the AFL's consent to acquire a 5% or more interest in OPE, such prospective purchaser will be required to acknowledge that the purchaser will be bound by the applicable provisions of the AFL Charter and Bylaws. AFL approval is not required for private placements of our securities.

     In addition, no person who directly or indirectly owns any interest in an AFL team, may own, directly or indirectly, a 5% or more interest in any other team, without the prior approval of the AFL. The AFL Bylaws also contain provisions which prohibit team owners from engaging in certain activities, such as wagering on any game in which an AFL team participates. AFL players and referees and employees of the AFL and its member clubs (other than OPE) are not eligible to purchase or hold Common Stock. The AFL could in the future adopt different or additional restrictions which could adversely affect the shareholders.

     The grant of a security interest in any of the assets of OPE or the Predators or any direct or indirect ownership interest in OPE, of 5% or more, requires the prior approval of the AFL, which may be withheld in the AFL's sole discretion. AFL rules limit the amount of debt that may be secured by the assets of, or ownership interests in, an AFL team and require that the parties to any secured loan that is approved execute an agreement limiting the rights of the lenders and the team (or stockholder) under certain circumstances, including upon an event of default or foreclosure. These limitations may adversely affect the rights of the team (or stockholder) under certain circumstances.

     Failure by a holder of a 5% or more interest in OPE to comply with these restrictions may result in a forced sale of such holder's interest in OPE or the repurchase of such interests by OPE. Our Bylaws provide that we may redeem, at the lower of fair market value or cost, shares held by any person or entity who becomes the owner of 5% or more of our Common Stock without the approval of the AFL. These restrictions are and will continue to be contained in a legend on each certificate issued evidencing shares of Class A Common Stock.

     Neither the AFL, any of its affiliates or members nor any of their respective officers, employees or representatives, other than OPE, assume any responsibility for the accuracy of any representations made by OPE in this Report.

     We have issued 1,000 shares of Class B Common Stock to our two controlling shareholders, each share of which votes the equivalent of 10,000 shares of Class A Common Stock.

Current Operations of OPE

     We derive substantially all of our revenue from the Arena Football operations of our teams (the Predators and the Peoria Pirates of the af2) and our net revenue interest in the League. This revenue is primarily generated from
(i) the sale of tickets to the teams' home games, (ii) the sale of advertising and promotions to team sponsors, (iii) the sale of local and regional broadcast rights to Predators' games, (iv) our share of League media contracts, Membership fees paid by expansion teams and League licensing sales, and (v) the sale of merchandise carrying the Predators' logos.

     In March 1998, we entered into an agreement with the AFL pursuant to which we agreed to purchase two additional Team Shares in the League (which then represented 2/19 of the League's revenue) for $6,000,000. Under the terms of the agreement (which was amended in March 2000), we receive a minimum of $480,000 per year including principal and interest until total distributions reach $6,000,000. Distributions from our two additional Team Shares are accounted as a reduction of debt until paid in full. When the debt is repaid in full, then the Team Shares will be recognized as revenue.

     Ticket Sales. The Predators played seven home games and seven away games during the 2001 AFL regular season together with one home and one away pre-season exhibition game. Under the AFL Bylaws, OPE receives all revenue from the sale of tickets to regular season and pre-season home games and no revenue from the sale of tickets to regular season and pre-season away games. The Pirates play eight home games and eight away games, with no preseason games.

     The Predators play all home games at the TD Waterhouse Center, which holds approximately 16,000 spectators. Ticket prices for regular season home games during the 2001 season at the TD Waterhouse Center ranged from $5 to $200 per game. The following table sets forth certain information relating to the Predators' pre-season and regular season revenue generated by the sale of tickets for the 1999 through 2001 seasons:



     Season        Number of        Average Per Game     Average Paid       Average Ticket
                 Season Tickets      Paid Attendance     Ticket Price      Revenue Per Game
      1999           7,612                9,509             $21.78             $207,103
      2000(1)        5,941                8,676             $24.42             $211,853
      2001           7,398                9,004             $23.74             $213,783

(1) The League threatened to cancel the 2000 season due to player disagreements, but later elected to play the full season. However, the threat of cancellation reduced ticket sales in the 2000 season.

     Peoria Pirates. Ticket sales for the Pirates in the 2001 season were $577,647, with average game attendance of 7,370 and an average paid ticket price of $9.96. The Pirates do not have local media contracts nor are there national broadcasts of af2 teams. The Pirates play in the Peoria Civic Center, paying
$8,500 rental for each home game.

     Advertising and Promotion. OPE generates revenue from the sale of advertising displayed on signs located throughout the TD Waterhouse Center and the Peoria Civic Center (the "arenas"), and through other promotions utilizing the teams' name or logos. In addition, OPE markets team sponsorships to local and regional businesses which provide a combination of advertising rights, promotional rights and VIP ticket privileges. Advertising rights include the use of corporate logos within the arenas, commercials on radio and television, advertisements in the FanGuide magazine, display of the sponsor's name on the Jumbotron (a large, four sided electronic sign located in the center of the TD
Waterhouse Center, public address announcements, the inclusion of customer names on team posters and the like. Promotional rights include banners displayed in the team's VIP room at the arenas), availability of blocks of seats in the upper bowl endzone for specific games, the use of the team's logos and autographed helmets. VIP privileges include high priority seating selections, parking passes, VIP room passes and travel packages, which include attendance at team away games.

     Local and Regional Television, Cable and Radio Broadcasts. OPE's television contract with the Sunshine Network provides only negligible revenue per season.
OPE also enters into an annual radio contract with Clear Channel Communications.
In the past, most of the proceeds from the two media contracts have been paid in the form of bartered commercial television and radio time made available to us rather than cash.

     National Television. For the 2001 season, the AFL granted TNN, ESPN, ESPN 2 and ABC broadcast rights to televise 15 AFL games, which were live rather than tape delayed (all in prime time), 11 playoff games and ABC's telecast of the Arena Bowl.

     Sale of Merchandise. OPE generates a small amount of revenue from the sale of merchandise carrying the Predator and Pirates logos (primarily athletic clothing such as sweatshirts, T-shirts, jackets and caps) at the arenas and at our corporate offices.

     Telemarketing. In addition to using telemarketing techniques to improve the Predators' ticket sales, we use our telemarketing staff to market tickets for other minor league teams.

Performance

     The following table describes the performance of the Predators during the last four AFL seasons:

      Season    Record   Finish in Division         Playoff Results
      ------    ------   ------------------         ---------------
       1998      9-5           2nd            Won the Arena Bowl Championship
       1999      7-7           3rd            Lost the ArenaBowl Championship
       2000     11-3           1st            Won the Arena Bowl Championship
       2001      8-6           3rd            Lost first playoff Game

                                       8

Coaches

     Fran Papasedero, who was an Assistant Coach for the Predators for four years, was named Head Coach for the 2002 season. A former Arena Football League star lineman, Coach Papasedero played five seasons in the League playing for Nashville, St. Louis, Massachusetts and Albany. He was a first team All-Arena selection with the St. Louis Stampede in 1996. Coach Papasedero lettered four years for Springfield College, where he was an All-America lineman as a senior. During the off-season, he works in sponsorship sales and promotions for the Predators. Coach Papasedero's staff includes one paid and three unpaid assistant coaches.

     Bruce Cowdry, who was the head coach of the Pensacola Barracudas for 2001 af2 season was named head coach of the Pirates in September 2001. Coach Cowdry was the head coach of the Peoria Indoor Football League (IFL)team for the 1999 and 2000 seasons. He was undefeated as head coach of the IFL team.

Players

     In general, the rules of the AFL and af2 permit each team to maintain an active roster of 24 and 18 players during the regular season, respectively.

The Collective Bargaining Agreement

     In 2001 the League entered into a Collective Bargaining Agreement ("CBA") with its players. Under the terms of the CBA, the League has agreed with the NFLPA (the players' bargaining unit) to a salary cap equal to the greater of $1,643,000 per team, or 61% of team revenue as defined in the CBA, increasing to 63% by 2006. Minimum per player salaries are $1,484 per game. The effect of the CBA has been to significantly increase player costs for all League teams. The af2 does not have a collective bargaining agreement with its players. Player payroll is limited to $86,000 per season.

TD Waterhouse Center

     The Predators have played in the TD Waterhouse Center, which has a seating capacity of approximately 16,000, since 1991. In March 1998, OPE signed a five-year lease (with an additional five-year option) with the TD Waterhouse Center commencing in the 1998 season at approximately the same per game rental (approximately $12,000 per game) as its previous lease, but which provides OPE with an approximately 20% share of revenue generated from food and beverage concessions in exchange for OPE reducing ticket prices by approximately 10% to 20%, depending upon seat location. OPE also receives a rebate against rent of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons.

Peoria Civic Center

     The Pirates play their home games at the Peoria Civic Center, which has a seating capacity of approximately 8,700. In September 2000, the Company signed a five-year license agreement with SMG, for use of the Peoria Civic Center. The agreement requires the Company to pay a fee of $8,500 per game for rent and game day services. The Company receives an incentive of $.50 per person for games in which attendance exceeds 7,000 attendees.

Competition

     The Predators and Pirates compete for sports entertainment dollars with other professional sports teams and with college athletics and other sports-related entertainment. During portions of the AFL season, the Predators compete with professional basketball (NBA and WNBA) teams playing in Orlando and with professional hockey in Orlando and professional baseball in other locations in Florida. In addition, the colleges and universities in central Florida, as well as public and private secondary schools, offer a full schedule of athletic events throughout the year. The Predators also compete for attendance and advertising revenue with a wide range of other entertainment and recreational activities available in central Florida. On a broader scale, AFL and af2 teams compete with football teams fielded by high schools and colleges, other indoor football teams, the NFL, the Canadian Football League and NFL Europe.

Employees

     In addition to its active football players, the teams employ five football personnel, fourteen non-football personnel and five telemarketing personnel. During the AFL season, the teams also use volunteer part-time employees from time to time.

Risk Factors

     Prospective investors should consider carefully the following risk factors, together with the other information contained in this prospectus, in evaluating our securities.

We have a history of losses and uncertainty of future results.

     We incurred net losses of $3,218,503 for the year ended September 30, 2001 and $1,476,116 for the transition year ended September 30, 2000. Since our inception, we have lost an aggregate of $9,057,590. There can be no assurance that we will ever achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis.


We compete for sport entertainment dollars with other sports and entertainment venues.

     The Predators, as well as our af2 teams, compete for sports entertainment dollars with other professional sports teams and with college teams and with other sports-related entertainment. During portions of the Arena Football season, the Predators compete for attendance and fan support with a professional basketball team in the Orlando area and with professional hockey and baseball teams in other parts of Florida. In addition, the colleges and universities in central Florida, as well as public and private secondary schools, offer a full schedule of athletic events throughout the year. The Predators also compete for attendance and advertising revenue with a wide range of other entertainment and recreational activities available in central Florida, such as Walt Disney World and Universal Studios. Our af2 teams compete with other entertainment venues in their home cities. On a broader scale, Arena Football League and af2 teams compete with football teams fielded by high schools and colleges, the National Indoor Football League, the National Football League, the Canadian Football League and the National Football League Europe.

We are subject to League obligations.

     The membership agreements with the Arena Football League generally make the Predators and other teams of the AFL liable on a pro rata basis for the debts and obligations of the AFL. Any failure of other members of the AFL to pay their pro rata share of any such debts or obligations could adversely affect the Predators by requiring us to make additional payments on behalf of failing or defaulting teams. To date, we have not been required to pay any material debts or obligations. The success of the AFL and its members depends in part on the competitiveness of the teams in the AFL and their ability to maintain fiscally sound operations. Certain AFL teams have encountered financial difficulties in the past, and there can be no assurance that the AFL and its teams will continue to operate. If the AFL is unable to continue operations, the Predators and the other teams forming the AFL would be unable to continue their own operations. In addition, the Predators and their personnel, as well as our af2 teams, are bound by a number of rules, regulations and agreements imposed upon them by their Leagues as well as by national television contracts. Any change in these rules, regulations and agreements will be binding upon our teams and their personnel, regardless of whether they agree with such changes, and it is possible that any such change could adversely affect them.

We will be subject to increased competition as a result of AFL and af2 ("AFL") expansion.

     The AFL will add additional teams in the future. While such expansion affords the AFL the opportunity to enter new markets and increase revenue, it also increases the competition for talented players among AFL teams. Expansion teams are permitted to select in an expansion draft designated unprotected players playing for existing AFL teams. There can be no assurance that the Predators will be able to retain all of the team's key players during an expansion draft or that the rules regarding the expansion draft will not change to the detriment of the Predators. In addition, we may receive less revenue from the AFL as the result of League expansion since AFL teams share equally in the revenue generated from national television contracts and sale of AFL merchandise.

We may need additional capital in the future which could dilute the ownership of current stockholders or make our cash flow vulnerable to debt repayment requirements.

     Historically, we have raised equity and debt capital to support our operations. To the extent that we raise additional equity capital, existing stockholders will experience a dilution in the voting power and ownership of their common stock, and earnings per share, if any, would be negatively impacted. Our inability to use our equity securities to finance our operations could materially limit our growth.

     Any borrowings made to finance operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. If our cash flow from operations is insufficient to meet our debt service requirements, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet debt service requirements. There can be no assurance that any financing will be available to us when needed or will be available on terms acceptable to us. Our failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations.

We depend upon the competitive success of the teams for ticket and merchandise sales.

     Our financial results depend in part upon the teams continuing to achieve game winning success in the AFL/af2. By achieving and maintaining such success, the teams expect to (1) generate greater fan enthusiasm, resulting in higher ticket and merchandise sales throughout the regular season and (2) capture a greater share of local television and radio audiences. Failure to participate in the AFL/af2 playoffs would deprive the teams of additional revenue that may result from sales of tickets for home playoff games and from media contracts. Revenue is, therefore, significantly adversely affected by a poor game winning performance, especially involving losses of home games. The Predators win-loss record for the 2001 season was eight wins and seven losses, including our playoff game loss and the Pirates had seven wins and nine losses.

We depend upon attracting talented players to achieve game winning success.

     The success of the teams depends, in part, upon the team's ability to attract and retain talented players. The teams compete with other AFL and af2 teams as well as teams fielded by the National Football League, the Canadian Football League and the NFL Europe, among others, for available players. There can be no assurance that the Predators will be able to retain players upon expiration of their contracts or obtain new players of adequate talent to replace players who retire or are injured, traded or released. Even if the teams are able to obtain and retain players who have had previously successful football careers, there can be no assurance of the quality of their future performance.

Our players' salaries may increase in the future, thereby increasing our operating expenses.

     Although our player salaries are low compared to salaries currently paid by other professional sports teams, there can be no assurance that salaries payable by us will not increase significantly in the future, thereby increasing our operating expenses and adversely affecting our financial condition and results of operations.

Football injuries could adversely affect our financial condition.

     Player contracts entitle players to receive their salary even if unable to play as a result of injuries sustained from arena football-related activities during the course of employment. Although we carry occupational health, accidental death and disability insurance on our players, we must pay deductible portions of the insurance. Payment of insurance premiums, insurance deductibles and salary payments that must be made directly to injured players could have an adverse effect upon our financial condition and results of operations.

There are League restrictions on the purchase of our securities.

     The AFL Charter and Bylaws contain provisions that may restrict a person from acquiring our common stock and affect the value of the common stock or the value of any team, including the Predators. In general, any acquisition of shares of common stock that will result in a person or group of persons holding 5% or more of our outstanding common stock requires the prior approval of the AFL, which may be granted or withheld in the sole discretion of the AFL. Failure by a holder of a 5% or more interest to comply with these restrictions may result in a forced sale of such holder's interest or the repurchase of such interests by us. Our Bylaws provide that we may redeem, at the lower of fair market value or cost, shares held by any person or entity who becomes the owner of 5% or more of our common stock without the approval of the AFL.

A failure by the AFL to renew broadcast contracts would significantly reduce our revenue.

     The AFL's contracts with cable networks for the national broadcast of certain AFL games in the United States are renewable annually. A percentage of the revenue generated from those contracts and any future national or network media contracts after payment of AFL expenses is divided equally among the members of the AFL. There can be no assurance that any national broadcaster will enter into broadcast contracts with the AFL upon the expiration of the current contracts. Our television and radio contracts for the local broadcast of the Predators' pre-season, regular season and certain post-season games are also subject to periodic renewal. The failure to renew national or local television or radio contracts would significantly reduce our revenue.

Our cash flow is seasonal, limiting our cash resources.

     The arena football season begins in April and ends in August. As a result, we realize a significant portion of our revenue and incur a significant portion of our expenses during that period. This seasonality can create cash flow difficulties for us outside the AFL and af2 seasons.

We may issue preferred stock, which could prevent a change in our control.

     Our Articles of Incorporation authorize the issuance of up to 1,500,000 shares of preferred stock with such rights and preferences as may be determined from time to time by our Board of Directors. Accordingly, under the Articles of Incorporation, the Board of Directors, without shareholder approval, may issue preferred stock with dividend, liquidation, conversion, voting, redemption or other rights that could adversely affect the voting power or other rights of the holders of our common stock. The issuance of any shares of preferred stock, having rights superior to our common stock, may result in a decrease in the value or market price of our common stock and could prevent a change in our control. We have no other anti-takeover provisions in our Articles of Incorporation or Bylaws. Holders of the preferred stock may also have the right to receive dividends, certain preferences in liquidation and conversion rights.

One holder of our Class B Common Stock elects all of our directors and controls our operations.

     We have issued a total of 1,000 shares of our Class B Common Stock to two persons, the New Era Growth and Venture Fund, which owns 925 Class B shares, and Alan Gagleard, who owns 75 shares. Each share of Class B Common Stock votes the equivalent of 10,000 shares of Class A Common Stock. Accordingly, New Era can elect all of our directors and control our operations. New Era has entered into an agreement to sell its Class B shares to Eric A. Margenau, our Chief Executive Officer, and Brett L. Bouchy, one of our employees. In turn Mr. Bouchy has entered into a voting trust agreement with Mr. Margenau, allowing Mr. Margenau to vote the shares until January 2010. Accordingly, if the sale is consummated, Mr. Margenau will elect all of our directors and control our operations.

We do not pay dividends on our Common Stock.

     We have not paid any dividends on our common stock since our inception and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

Substantially all of our shares of common stock are freely tradeable.

     All of our Class A common stock is freely tradeable. Sales of substantial amounts of Class A common stock, or the perception that such sales could occur, could adversely affect prevailing market prices of the Class A common stock.

Investors hold options and warrants to acquire a large number of our shares.

     A total of 3,000,000 shares of Class A Common Stock have been reserved for issuance upon the exercise of options granted or which may be granted under our 1997 Employee Stock Option Plan. Additionally, there are outstanding options to acquire 1,831,578 shares of Class A Common Stock at exercise prices ranging from $1.50 to $3.00 per share. In addition, there are outstanding (1) warrants to purchase 550,000 shares of Class A Common Stock at an exercise price of $7.50 per share issued in connection with our 1997 initial public offering and exercisable at any time until December 10, 2002, (2) unit warrants to purchase 110,000 shares of Class A Common Stock and 55,000 warrants exercisable at $7.50 each, all at an exercise price of $12.00 per unit warrant, (3) warrants to purchase 160,000 shares of Class A Common Stock at $4.50 per share at any time until December 31, 2002, and (4) other warrants to purchase up to 450,000 shares at prices ranging from $2.50 to $5.00 per share. During the terms of these options and warrants, the holders will have the opportunity to profit from an increase in the market price of the Class A Common Stock. The existence of these options and warrants may adversely affect the terms on which we can obtain additional financing, and the holders of such options and warrants can be expected to exercise the options and warrants at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our capital stock on terms more favorable to us than those provided by the exercise of such options and warrants.

There are limitations on the liability of our directors and officers.

     Our Bylaws substantially limit the liability of our directors and officers to us and our stockholders for breach of fiduciary or other duties to us.

If we do not continue to be listed on the Nasdaq SmallCap Market, our stock will become harder to purchase and sell.

     Our Class A Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be included on the Nasdaq SmallCap Market, a company must maintain (1) at least two market makers, (2) 300 holders of its common stock, (3) a minimum bid price of $1.00 per share of common stock, (4) net tangible assets of $2 million (unless a company had net income of $500,000 in two of the last three years or a market capitalization of $35 million), (5) 500,000 shares in the public float and (6) a market value of the public float of $1 million. We are currently in compliance with all of the Nasdaq SmallCap Market's listing requirements. However, our failure to meet these maintenance criteria in the future may result in the discontinuance of our securities on the Nasdaq SmallCap Market. As a result, an investor may find it more difficult to purchase, sell or to obtain accurate quotations as to the market value of our securities.

We can give no assurance as to our future results.

     Prospective purchasers of our securities should carefully consider the information contained in this Report before purchasing our securities. Information contained in this Report contains "forward-looking statements," which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. As a result of many factors, including those discussed herein under "Risk Factors," no assurance can be given that the future results discussed by the forward-looking statements will be achieved.


ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

         OPE leases corporate and team offices at 4901 Vineland, Suite 150, in Orlando, Florida, pursuant to a five-year lease covering approximately 4,500 square feet for $9,420 per month, expiring January 2006. We also lease 1,000 square feet for our offices in Peoria for which we pay $550 per month.

         The Predators have played in the TD Waterhouse Center, 600 West Amelia Street, Orlando, Florida 32801,which has a seating capacity of approximately 16,000, since 1991. In March 1998, OPE signed a five-year lease (with an additional five-year option) with the TD Waterhouse Center commencing in the 1998 season at approximately the same per game rental (approximately $15,000 per game) as its previous lease, but which provides OPE with an approximately 20% share of revenue generated from food and beverage concessions in exchange for OPE reducing ticket prices by approximately 10% to 20%, depending upon seat location. OPE also receives a rebate against rent of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons.

     The Pirates play their home games at the Peoria Civic Center, which has a seating capacity of approximately 8,700. In September 2000, the Company signed a five-year license agreement with SMG, for use of the Peoria Civic Center. The agreement requires the Company to pay a fee of $8,500 per game for rent and game day services. The Company receives an incentive of $.50 per person for games in which attendance exceeds 7,000 attendees.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     In February 2000, the Arena Football League (AFL) and all of its member teams, including OPE, were joined as defendants in a civil action brought by several AFL players (captioned James Guidry, et. al. vs. Arena Football League L.L.C. et. al., United States District Court, District of New Jersey, Case Number 00-533-HAA) in which plaintiffs sought damages for violation of federal antitrust law, specifically Sections 1 and 2 of the Sherman Antitrust Act. The complaint sought damages against the defendants in an amount to be determined and trebled, plaintiffs' cost of litigation and further relief, as the court deemed proper and equitable. On January 25, 2001, the League settled the litigation by entering into a collective bargaining agreement with the NFLPA, which is the players' bargaining representative. In addition, the League agreed to pay monetary damages of approximately $6.2 million as a part of the settlement. The Company's obligation is estimated to be $270,000 and has been accrued for as of September 30, 2001.

     In August 2000 Game Tough filed a civil complaint against the Company seeking damages of approximately $400,000. The plaintiff alleges that the Company did not honor an advertising agreement with it to display the Plaintiff's name on the Predators' jersies during the Arena Bowl. A ruling in favor of the Company was made in December 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     OPE's Class A Common Stock and Common Stock Purchase Warrants commenced trading on the NASDAQ SmallCap Market under the symbols "PRED" and "PREDW", respectively, in December 1997. The following table sets forth for the quarters indicated the range of high and low closing prices of OPE's Class A Common Stock and Warrants as reported by NASDAQ but does not include retail markup, markdown or commissions. On September 30, 2001, the closing price of OPE's Common Stock was $3.04 per share.

                                    Common Stock                   Warrants
By Quarter Ended:              High              Low            High      Low
-----------------              ----              ---            ----      ---

Calendar 2000

December 31, 2000             $2.13              $1.19          $.59      $.12
September 30, 2000            $2.90              $1.50          $.68      $.40
June 30, 2000                 $2.25              $1.25          $.75      $.37
March 31, 2000                $3.12              $1.75          $.95      $.31

Calendar 2001

September 30, 2001            $3.55              $2.15          $.51      $.19
June 30, 2001                 $3.10              $1.63          $.37      $.10
March 31, 2001                $3.75              $1.44          $.87      $.03

     The above quotations were reported by the Nasdaq SmallCap Market and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of September 30, 2001, OPE had approximately 900 record and beneficial stockholders.

Class A and Class B Common Stock

     OPE is authorized to issue 15,000,000 shares of no par value Common Stock (Common Stock), of which 6,720,710 shares of Class A Common Stock are outstanding as of September 30, 2001. In addition, OPE has issued 1,000 shares of no par value Class B Common Stock. The Class A Common Stock and Class B Common Stock are identical in all respects except that each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10,000 votes. The Class B Common Stock was issued to satisfy certain control requirements of the AFL. See Arena Football-Restrictions on Ownership and Item 12. Upon issuance, shares of Class A and Class B Common Stock are not subject to further assessment or call. Subject to the prior rights of any series of preferred stock which may be issued by OPE in the future, holders of Class A and Class B Common Stock are entitled to receive ratably such dividends that may be declared by the Board of Directors out of funds legally available therefore, and, in the event of the liquidation, dissolution or winding up of OPE, are entitled to share ratably in all assets remaining after payment of liabilities. Holders of Class A and Class B Common Stock have no preemptive rights or rights to convert their Class A and Class B Common Stock into any other securities. The outstanding Class A and Class B Common Stock is validly issued, fully paid and nonassessable. The holders of the Class B Common Stock are entitled to convert each share of Class B Common Stock into one share of Class A Common Stock.

Redeemable Warrants

     Each Warrant represents the right to purchase one share of Class A Common Stock at an initial exercise price of $7.50 per share until December 10, 2002. The exercise price and the number of shares issuable upon exercise of the Warrants are subject to adjustment in certain events, including the issuance of Class A Common Stock as a dividend on shares of Class A Common Stock, subdivisions or combinations of the Class A Common Stock or similar events. The Warrants do not contain provisions protecting against dilution resulting from the sale of additional shares of Class A Common Stock for less than the exercise price of the Warrants or the current market price of OPE's securities.

     Warrants may be redeemed in whole or in part, at the option of OPE, upon 30 days' notice, at a redemption price equal to $.01 per Warrant if the closing price of OPE's Class A Common Stock on NASDAQ is at least $7.50 per share for 20 consecutive trading days, ending not earlier than five days before the Warrants are called for redemption.

     Holders of Warrants may exercise their Warrants for the purchase of shares of Class A Common Stock only if a current prospectus relating to such shares is then in effect and only if such shares are qualified for sale, or deemed to be exempt from qualification, under applicable state securities laws. OPE will use its best efforts to maintain a current prospectus relating to such shares of Class A Common Stock at all times when the market price of the Class A Common Stock exceeds the exercise price of the Warrants until the expiration date of the Warrants, although there can be no assurance that OPE will be able to do so.

     The shares of Class A Common Stock issuable upon exercise of the Warrants will be, when issued in accordance with the Warrants, fully paid and non-assessable. The holders of the Warrants have no rights as stockholders until they exercise their Warrants.

     For the life of the Warrants, the holders thereof are given the opportunity to profit from a rise in the market for OPE's Class A Common Stock, with a resulting dilution in the interest of all other stockholders. So long as the Warrants are outstanding, the terms on which we could obtain additional capital may be adversely affected. The holders of the Warrants might be expected to exercise them at a time when OPE would, in all likelihood, be able to obtain any needed capital by a new offering of securities on terms more favorable than those provided by the Warrants.

Preferred Stock

     OPE is authorized to issue 1,500,000 shares of preferred stock, no par value (the Preferred Stock). The Preferred Stock may, without action by the stockholders of OPE, be issued by the Board of Directors from time to time in one or more series for such consideration and with such relative rights, privileges and preferences as the Board may determine. Accordingly, the Board has the power to fix the dividend rate and to establish the provisions, if any, relating to voting rights, redemption rate, sinking fund, liquidation preferences and conversion rights for any series of Preferred Stock issued in the future.

     It is not possible to state the actual effect of any other authorization of Preferred Stock upon the rights of holders of Common Stock until the Board determines the specific rights of the holders of any other series of Preferred Stock. The Board's authority to issue Preferred Stock also provides a convenient vehicle in connection with possible acquisitions and other corporate purposes, but could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock. Accordingly, the issuance of Preferred Stock may be used as an anti-takeover device without further action on the part of the stockholders of OPE, and may adversely affect the holders of the common stock. OPE has not issued any Preferred Stock.

Transfer Agent and Warrant Agent

     Corporate Stock Transfer, Inc., 3200 Cherry Creek Drive, Suite 430, Denver, Colorado 80209, is OPE's transfer agent and warrant agent.

Dividends

     OPE has not paid dividends on its Class A and Class B Common Stock since inception and does not plan to pay dividends in the foreseeable future. Earnings, if any, will be retained to finance growth.

Limitation on Liability

     OPE's bylaws provide that a director shall not be personally liable to OPE or its stockholders for any action taken or any failure to act to the full extent permitted by the Florida Business Corporation Act. The effect of this provision in the bylaws is to eliminate the rights of OPE and its stockholders, through stockholders' derivative suits on behalf of OPE, to recover monetary damages from a director for breach of the fiduciary duty of care as a director including breaches resulting from negligent or grossly negligent behavior. This provision does not limit or eliminate the rights of OPE or any stockholder to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care or to seek monetary damages for (i) a violation of criminal law, (ii) unlawful payment of dividends or other distribution under Florida law, (iii) a transaction in which a director derived an improper personal benefit, (iv) willful misconduct, or (v) reckless, malicious or wanton acts.


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

     The Company currently derives substantially all of its revenue from the arena football operations of the Predators and Pirates. This revenue is primarily generated from (i) the sale of tickets to the Predators' and Pirates' home games, (ii) the sale of advertising and promotions to Predator and Pirate sponsors, (iii) the sale of local and regional broadcast rights to Predators' games, (iv) the Predators' share of League contracts with national broadcast organizations and expansion team fees paid through the AFL, (v) the sale of merchandise carrying the Predators' and Pirates' logos and (vi) concession sales at Predators' home games. A large portion of the Company's annual revenue is determinable at the commencement of each football season based on season ticket sales and contracts with broadcast organizations and team sponsors.

     The operations of the team are year-round; however, the majority of revenues and expenses are recognized during the AFL and af2 playing seasons, from March through August of each year. The teams begin to receive deposits in late August for season tickets during the upcoming season. From August through April, the teams sell season tickets and collect revenue from all such sales. Selling, advertising and promotions also take place from August through April, although these revenues are not realized until after the season begins. Single game tickets and partial advertising sponsorships are also sold during the season, primarily from April to July. Additional revenues and expenses are recognized in August from playoff games, if any.

     In August 1998, the Company purchased an additional two equity interests in the Arena Football League for $6,000,000 ("Nth Agreement"). The $6 million will be repaid to the Company by distributions from the League related to these two equity interests or "Nths." The League currently owes the Company $1.2 million in note payments.

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

     In April 2000, the Company settled a dispute with the League regarding the payment terms of the Nth Agreement. As a result the Company will receive a guaranteed amount of $480,000 per year and all additional monies received from the League will go to the repayment of the remaining approximate $1.2 million owed to the Company. Subsequently, the Company will continue to receive their pro rata share of League revenues. When the entire debt is repaid to the Company, only then will the Company begin to recognize the additional 2 Nths' distributions as revenue.

     In October 2000, the Company entered into an agreement with IFL Acquisition Co., LLC (IFLA), a wholly owned subsidiary of af2 Enterprises, LLC (af2). The Company acquired the rights to three af2 memberships, all of the tangible assets of the Indoor Football League (which were acquired by IFLA under a separate agreement), the first $1,000,000 in expansion revenues received by af2 for memberships in former Indoor Football League markets. The Company filed af2 applications for Peoria, IL, Bismarck, ND and Green Bay, WI. In 2001, the Company began play in Peoria (Pirates), and will begin play in 2003 in Green Bay and in 2004 in Bismarck. The Company expects all af2 operations to be profitable. In June 2000, the Company changed its fiscal year end from December 31 to September 30 for financial statement purposes only.

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

Results of Operations

For the Year Ended September 30, 2001 Compared To The Nine-Month Period Ended September 30, 2000

Revenues

     The Company recognizes game revenues and expenses over the course of the season (March through August).

     Revenues for the year ended September 30, 2001 were $4,550,245, which represented an increase of $680,379 or 18% as compared to revenues for the period ended September 30, 2000 of $3,869,866. The increase for the year ended September 30, 2001 was directly attributable to an increase in ticket revenue of $609,591. Ticket revenues improved due to the addition of the Peoria Pirates, with ticket revenues of $577,647, and an increase of $31,944 in ticket sales for the Orlando Predators team. Ticket sales are recognized when the games are played. The Orlando Predators team played the same number of home games in the year as last period. The Company also had a $493,047 improvement in advertising and promotions revenue due to the addition of the af2 franchise and an increase of $187,191 at the Predator team level. The improvement at the Predator team level was a direct result of a full selling season that was hindered in the previous season by a labor dispute. The lease agreement with the Orlando Arena (TD Waterhouse) generated $120,326 in concession income for the eight home games played in this year, consistent with the prior period. League revenues dropped $92,717 due to a decrease in AFL expansion revenues.

     The telemarketing division also generated revenue of $14,317 for the year ended September 30, 2001 compared to $10,057 for the period ended September 30, 2000. The division produced revenue from selling season tickets for the Mobile

Bay Bears (AA) professional baseball club. The Company anticipates the expansion of this division in the future with sales for additional teams in the AFL, arenafootball2 and other minor league hockey and baseball teams.

Operating Expenses

     Operating expenses of $2,984,100 increased $923,197 or 45% for the year ended September 30, 2001 as compared to $2,060,903 for the period ended September 30, 2000. The primary reason for added costs is the addition of the af2 franchise in Peoria, IL and an increase in player costs of $359,092 due to the collective bargaining agreement. These costs are associated with the operations of the football teams in Orlando and Peoria.

Selling and Promotional Expenses

     Selling and promotional expenses of $1,637,907 represent an increase of $816,223 or 99% for the year ended September 30, 2001 compared to $821,684 for the period ended September 30, 2000. This was due to the added selling costs of $182,798 associated with the Peoria Pirates. There were also added costs for producing the Orlando Predator games on TV of $130,000 and increases of $123,559 in advertising and $195,461 for sales salaries and commissions.

League Assessments

     League assessments of $419,000 increased $136,584 or 48% for the year ended September 30, 2001 as compared to $282,416 for the period ended September 30, 2000 due to legal settlements of $299,000 in 2001 compared to $160,000 in 2000.

     The League is comprised of numerous teams who share in all league revenue and expenses. League assessments are based upon the team's share of league operating expenses and other league expenses such as legal settlements.

General and Administrative Expenses

     General and administrative expenses of $1,702,096 increased $426,515 or 33% for the year ended September 30, 2001 compared to $1,275,581 for the period ended September 30, 2000. This increase can be primarily attributed to $169,173 of expenses for running the Peoria Pirates administrative office and a full year of expenses compared to nine months.

Loss on Write Down of Assets

     During the year ended September 30, 2001, the Company wrote off certain assets not received in the IFL asset purchase, in the amount of $107,671.

Playoffs

     The Orlando Predators played one home playoff game in 2001 and played three home playoff games in 2000. Playoff revenues for the year ended September 30, 2001 were $117,994 as compared to $653,902 for the period ended September 30, 2000 a decrease of $535,908.

     Playoff expenses for the year ended September 30, 2001 were $149,675 as compared to $786,862 for the period ended September 30, 2000.

Other Income/Expense

     Interest income during the year ended September 30, 2001 was $344,553 as compared to $333,552 for the period ended September 30, 2000. The interest income related to the Arena Football League is due to the Nth Purchase Agreement and decreased for the year compared to nine months as a result of the AFL paying the note balance.

     Interest expense during the year ended September 30, 2001 was $149,985 as compared to $14,419 for the period ended September 30, 2000 due to increased borrowings.

     The Company incurred loan fees to collateralize the loan from HSBC for the IFL purchase. The fees were paid in stock valued at market value, in the amount of $707,381, to two directors of the Company and a majority stockholder who used personal assets to secure this loan.

Period Ended September 30, 2000 Compared To The Year Ended December 31, 1999

Revenues

     OPE recognizes game revenues and expenses over the course of the season (March through August).

     Revenues for the period ended September 30, 2000 were $3,869,866, which represented a decrease of $1,236,103 or 24% as compared to revenues for the period ended December 31, 1999 of $5,105,969. The decrease for the period ended September 30, 2000 was directly attributable to a decrease in League revenues of $1,551,278. League revenues dropped significantly for two reasons. First, the labor dispute early in the year greatly hindered AFL expansion revenues. Secondly, the change in accounting due to the Nth dispute with the League prohibited approximately $514,000 in not being recorded as revenue, but as a reduction in League debt to OPE. Additionally, the Predators had reduced advertising and promotions revenue due that the labor dispute was in the team's prime sponsorship selling season. The team played the same number of home games in the period as last year. Ticket sales are recognized when the games are played. The lease agreement with the Orlando Arena generated $118,709 in concession income for the eight home games played in this period, consistent with the prior year.

     The telemarketing division also generated revenue of $10,057 for the period ended September 30, 2000 compared to $90,798 for the year ended December 31, 1999. The division produced revenue from selling season tickets for the Mobile Bay Bears (AA) professional baseball club. OPE anticipates the expansion of this division in the future to other teams in the AFL, arenafootball2 (the AFL's minor league system began play in the 2000 season) and other minor league hockey and baseball teams.

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

Loss from Disposal of Equipment

     During the period ended September 30, 2000, OPE wrote off certain assets no longer of value for approximately $137,000. OPE believes that it will sell its old playing field for approximately $10,000.

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

     In June 2000, OPE terminated its letter of intent to acquire United Sports Ventures, Inc. OPE wrote off $180,367 related to this failed acquisition.

Liquidity and Capital Resources

     Historically, the Company has financed net operating losses primarily with expansion and note receivable and interest payments from the AFL, the sale of its securities and related party loans.

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

     On September 26, 1999, the Company received a payment from the League in the amount of $547,858. This represented expansion revenue related to the Chicago Rush expansion team that began play in 2001.

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

     From October 2000 to September 2001, the Company received net payments from the League in the amount of $164,167. This represented expansion revenue related to the Dallas and Long Island expansion teams that will begin play in 2002 and 2001, respectively and the New Jersey team which was sold to a new owner. The Company also received approximately $654,000 for principle and interest payments related to its note receivable from the League.

     In October 2000, the Company entered into an agreement with IFL Acquisition Co., LLC (IFLA), a wholly owned subsidiary of af2 Enterprises, LLC (af2). The Company acquired the rights to three af2 memberships, all of the tangible assets of the Indoor Football League (which were acquired by IFLA under a separate agreement), the first $1,000,000 in expansion revenues received by af2 for memberships in former Indoor Football League markets. In addition, to the extent that af2 licenses intellectual property acquired from the Indoor Football League to third parties within 24 months of the date of the agreement the Company will receive a fee of $10,000. In exchange for the assets and rights acquired, the Company paid $1,100,000 cash less a credit of $25,000 for a territory release payment and a credit of $226,165 for cash received prior to the sale to IFLA, issued 214,286 shares of Redeemable Class A Common Stock valued at $750,000 and a promissory note for $1,750,000 bearing interest at 6% per year, payable in three annual installments of $583,333 on October 18, 2000. The Company's two equity interests in the League collateralize the note. The common stock is redeemable at $3.50 per share at the option of the stockholder for a period of six months beginning on April 18, 2002. The Company also paid $25,000 to the owner of the Milwaukee AFL membership and a $50,000 fee for the first af2 team acquired and will be required to pay $5,000 for each additional af2 team to af2.

     In January through September of 2001, the Company completed private placements for the sale of 1,132,044 shares of the Company's Class A Common Stock for net proceeds of $1,532,446.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------

     Information concerning each of OPE's executive officers and directors is set forth below:

                                                                Officer/Director
         Name                Age             Position                Since
         ----                ---             --------                -----

Eric A. Margeneau (1)        60      Chairman of the Board             2000
                                     of Directors, Chief
                                     Executive Officer

David Berryman               51      President and                     2001
                                     Chief Operating Officer

John Pearce                  34      Secretary, Treasurer and          2001
                                     Chief Financial Officer

Jeffrey L. Bouchy (2)        36      Director                          1998

Lyle Reigel (1)(2)           61      Director                          2001

Kenneth Levy (2)             54      Director                          2001

Michael A. Tatoian (1)       40      Director                          2001

James Ross                   40      Director                          2001


(1)  Member of Compensation Committee.
(2)  Member of Audit Committee.

     Directors are elected at OPE's annual meeting of shareholders and serve a term of one year or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, subject to the bylaws of OPE. Messrs. Corley and Frasco resigned as directors in March 2001.

     The Audit Committee reviews the engagement and independence of OPE's independent accountants, the audit and non-audit fees of the independent accountants and the adequacy of OPE's internal accounting controls. The Compensation Committee considers the compensation and incentive arrangements of OPE's executive officers.

     The principal occupation of each director and executive officer of OPE, for at least the past five years, is as follows:

     Eric A. Margenau was appointed Chief Executive Officer and President of OPE in January 2000 and was President until November 2001. He has been President of United Sports Ventures ("USV") since June 1996. In January 2000 USV entered into a management agreement with OPE (which was modified in July 2000) under which it provides the services of Dr. Margenau and USV's staff management to manage the operations of OPE for $3,000 per month. In connection with the agreement, OPE also issued to USV options to purchase up to 150,000 shares of OPE's Class A Common Stock for $2.50 per share. Dr. Margenau has been involved in the ownership and operation of minor league sports teams since 1986. In that time he has owned, operated and/or managed seven minor league baseball franchises and four minor league hockey franchises. From 1983 to 1988, he was the executive director of the Center for Sports Psychology. As a sports psychologist, he has been a consultant to several Major League Baseball teams.

     David Berryman was the President and Chief Executive Officer of Arkansas Sports Entertainment, which owns the Arkansas River Blades East Coast Hockey League franchise and the Arkansas Twisters arenafootball2 franchise, from 1998 until he joined OPE in November 2001. After a 20-year career in professional tennis as a player, coach and promoter, he served as Director of Off Ice Officials for the South Carolina Stingrays from 1993 to 1995 and was General Manager of the Louisiana IceGators from 1995 to 1998. He earned a Bachelor's degree in Business Administration from Memphis State University.

     John Pearce earned a Bachelor of Science degree in Accounting from Arizona State University. He served as the Company's Controller from August 1999 until he was appointed interim Chief Financial Officer in late 2001. From 1997 to 1999 he was Controller for First Watch Restaurants in Phoenix, Arizona. From 1995 to 1997 he worked for Docu-Tax, Inc. as a Tax Manager. Mr. Pearce also served in the U.S. Air Force for 12 years, four years in active duty and eight years in the U.S. Air Guard.

     Jeffrey L. Bouchy earned a Bachelor of Science degree in Accounting from Arizona State University, a Master's degree in Sports Management from West Virginia University and joined the Company as its Chief Financial Officer in 1998 to late 2001. He was appointed General Manager and Vice President of Football Operations for the Orlando Predators in April and October 2000, respectively. From 1995 to 1998 he was Chief Financial Officer of Gum Tech International, Inc., a Nasdaq National Market company. From 1994 to 1995 he was employed by Fun Tees, Inc., a T-shirt manufacturer. From 1992 to 1993 he was involved in arena management as an employee of the Charlotte Coliseum, home of the NBA's Charlotte Hornets. From 1990 to 1991 Mr. Bouchy was employed by the Phoenix Roadrunners of the International Hockey League, assisting in public relations and game operations.

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

     Kenneth Levy was President of Marshall, Alexander & Marshall, an investment banking and brokerage firm, from October 1994 to March 1997. From March 1997 to January 2000, he was Managing Director of Janssen/Meyers Associates, LLP, an investment banking and brokerage firm. Since January 2000, he has been President of United Network Marketing Systems, Inc., an Internet based marketing firm.

     Michael A. Tatoian has been Chief Operating Officer of United Sports Ventures, an affiliate, since 1995. He has been actively involved in professional sports management since 1984 including acting as the General Manager of two minor league baseball teams between 1988 and 1995.

     James Ross has been Vice President of Sales and Marketing for the Miami Dolphins NFL football team since April 2000. From October 1999 to April 2000, he was President of AFL Properties (of the Arena Football League). From 1996 until he joined AFL Properties, he was Vice President of Sales and Marketing for the Florida Marlins MLB baseball team. He earned a Bachelor of Science degree in Journalism from the University of Colorado.



ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     None of OPE's executive officers received compensation in excess of $100,000 for the nine months ended September 30, 2000 or the year ended
September 30, 2001. The following table indicates all compensation received the by Company's Chief Executive Officer in 2000 and 2001.

                           Summary Compensation Table


                                                                    Annual Compensation (1)
                                                                    -----------------------
         (a)                 (b)       (c)           (d)            (e)            (f)
Name and Principal                                                 Stock
    Position                 Year      Salary($)     Bonus($)     Options      Compensation($)
       --------              ----     ---------      --------     -------      ---------------
Eric A. Margenau             2000       68,000         -0-        150,000           -0-
Chief Executive Officer(1)   2001       39,000
                                      ---------                   -------


(1)  Paid to United Sports Ventures, Inc., a company controlled by Dr. Margenau.

     OPE's directors do not receive compensation for attending Board meetings but are reimbursed for out-of-pocket expenses incurred in connection therewith.

1997 Employee Stock Option Plan

     In April 1997, OPE's stockholders adopted OPE's 1997 Employee Stock Option
Plan (the Plan), which provides for the grant of stock options intended to qualify as incentive stock options and nonqualified stock options (collectively stock options) within the meaning of Section 422 of the United States Internal
Revenue Code of 1986 (the Code). Stock options are issuable to any officer, director, key employee or consultant of OPE.

     OPE's Board of Directors has reserved 3,000,000 shares of Class A Common
Stock for issuance under the Plan. The Plan is administered by the full Board of Directors, which determines which individuals shall receive stock options, the time period during which the stock options may be exercised, the number of shares of Class A Common Stock that may be purchased under each stock option and the stock option price.

                                       28

     The per share exercise price of incentive stock options may not be less than the fair market value of the Class A Common Stock on the date the option is granted. The aggregate fair market value (determined as of the date the stock option is granted) of the Class A Common Stock that any person may purchase under an incentive stock option in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option, more than 10% of the total combined voting power of all classes of stock of OPE is eligible to receive incentive stock options under the Plan unless the stock option price is at least 110% of the fair market value of the Class A Common Stock subject to the stock option on the date of grant.

     No incentive stock options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the stock option may only be exercisable by the optionee. Stock options may be exercised only if the stock option holder remains continuously associated with OPE from the date of grant to the date of exercise. The exercise date of a stock option granted under the Plan cannot be later than ten years from the date of grant. Any stock options that expire unexercised or that terminate upon an optionee's ceasing to be employed by OPE become available once again for issuance. Shares issued upon exercise of a stock option will rank equally with other shares then outstanding.

     As of the date of this Report, stock options have been granted under the Plan, 1,831,578 exercisable at prices from $1.50 to $3.00 per share.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information with respect to the ownership of OPE's Class A and Class B Common Stock as of the date of this Report, by (i) each person who is known by OPE to own of record or beneficially more than 5% of OPE's Class A and Class B Common Stock, (ii) each of OPE's directors and (iii) all directors and officers of OPE as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares of Class A and Class B Common Stock and their addresses are in care of OPE. Shareholdings include shares issuable under stock options exercisable within 60 days from the date of this Report.

                                        Number of Shares           Percentage
Name                                   Beneficially Owned           Of Class
----                                   ------------------           --------

Eric A. Margenau (1)(2)                     997,341                   14.8
Lyle Reigel                                 150,000                    2.2
Kenneth Levy                                  2,000                   ----
Michael A. Tatoian                                0                      0
James Ross                                        0                      0
Jeffrey L. Bouchy                           108,361                    1.6
Riverlux Trust REG                          759,294                   11.3
Bretty L. Bouchy (1)(2)                     916,431                   13.6
New Era Growth and Venture Fund(3)             925                    92.5
Alan Gagleard (4)                                75                    7.5
All directors and officers as a group
(8 persons)                               1,257,702                   13.6

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

(3) Represents Class B Common Stock under contract for sale to Mr. Bouchy and Dr. Margenau. See footnotes (1) and (2) above. Each share of Class B Common Stock votes the equivalent of 10,000 shares of Class A Common Stock.

(4) Represents Class B Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     In August 1998, in connection with the sale of 1,000,000 shares of OPE's Class A Common Stock to Riverlux Trust REG at $2.00 per share, The New Era Growth and Venture Fund ("New Era"), formerly known as the Monolith Limited Partnership, and a principal stockholder of OPE, agreed at Riverlux's request to purchase from Riverlux 600,000 of the 1,000,000 shares acquired by Riverlux from OPE for $6.67 per share on or before May 9, 1999. In turn, Riverlux granted New Era an option to purchase up to 400,000 shares of Class A Common Stock of OPE held by Riverlux commencing September 1999 at prices from $7.00 to $13.00 per share. In June 1999 New Era purchased 275,000 shares from Riverlux for $7.00 per share and paid Riverlux $350,000 to settle all of its obligations under the agreement.

     In January, 1999, OPE issued to Brett L. Bouchy, its then Chief Executive Officer, non-qualified options to purchase 950,000 shares of its Class A Common Stock at $4.44 per share until December 2001. The options were issued in connection with a three year employment agreement executed by OPE and Mr. Bouchy and provide that 1/3 of the options vest yearly on the anniversary date of the employment agreement. Mr. Bouchy terminated his employment agreement with OPE in January 2000 and exchanged his 950,000 non-qualified options for 817,068 stock options issued under OPE's 1997 Stock Option Plan exercisable at $2.50 per share. Any shares issued under the options will be subject to a voting trust in favor of Eric A. Margenau until January 2010.

     In January 1999 OPE borrowed $350,000 from New Era at 8% per annum interest. The loan was repaid in July 1999.

     In January 2000, New Era agreed to assign its 925 shares of Class B Common Stock to Brett L. Bouchy (462.5 shares) and Eric A. Margenau (462.5 shares). Dr. Margenau has the right to vote Mr. Bouchy's shares until January 2010. The agreement has not as yet been completed.

     In January 2001 OPE agreed to issue an aggregate of 100,000 shares of its restricted stock to Jeffrey L. Bouchy and Eric A. Margenau, both of whom were officers and directors of OPE at the time, and Brett L. Bouchy, a principal stockholder of OPE. The shares were issued in consideration of Messrs. Bouchy, Margenau and Bouchy providing collateral to assist OPE in borrowing $1 million from a commercial bank to satisfy its obligations under the IFL Acq. agreement. See Strategy. OPE subsequently reduced the loan to $700,000 and agreed to issue one additional share of common stock to the three individuals for each $10,000 of loan balance on a quarterly basis. Accordingly, OPE issued 70,000 shares in the second, third and fourth quarters of 2001 and will continue to issue shares quarterly until the loan is repaid in full.

     OPE believes the terms of the above transactions were fair, reasonable and consistent with terms that could be obtained from nonaffiliated third parties. All future transactions with affiliates of OPE will be approved by the disinterested members of our Board of Directors. OPE's securities (other than stock options under its 1997 Employee Stock Option Plan) may not be issued to management, promoters or their respective associates or affiliates without obtaining (i) a fairness opinion from a qualified brokerage firm or appraiser confirming the fairness of the consideration to be received by OPE for the issuance of any such securities and (ii) written approval of the securities issuance by a majority of OPE's disinterested directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      a.   Exhibits:

Exhibit No.
-----------

    10.03       Arena Football League Licensing Program Update-November 4, 1996
                (1)

    10.04       Bylaws of the Arena Football League (1)

    10.05       Membership Agreement with the Arena Football League (1)

    10.12 Agreement between Arena football League and the Registrant to acquire the Equity Interests (2)

    10.18       Voting Trust Agreement between Messrs. Bouchy and Margenau (3)

    10.20 Civil Complaint: Guidry, et. al. vs. Arena Football League LLC et. al. (4)

    10.21       Management Agreement (USV)(4)

    10.23       Amended Margenau Agreement with USV (4)

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, file number 333-31671, declared effective on December 10, 1997.


(2) Incorporated by reference to the Registrant's Registration Statement on Form SB-2, file number 333-53217, filed on May 21, 1998.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended September 30, 2000.

(4) Incorporated by reference to the Registrant's previous filings on Forms 10-KSB, 10-QSB and 8-K.

     b. Reports on Form 8-K: The Registrant filed two reports on Form 8-K in the quarters ended September 30, 2000 and December 31, 2000 reporting a change in the Registrant's fiscal year from December 31 to September 30 and reporting its agreement with af2.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Orlando, Florida, on January 11, 2002.

                                       THE ORLANDO PREDATORS ENTERTAINMENT, INC.

                                       By:  /s/  Eric A. Margenau
                                       ----------------------------------------
                                                 Eric A. Margenau, CEO and
                                                 President

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.

         Signature                           Title                    Date
         ---------                           -----                    ----

/s/  Eric A. Margenau                Chairman of the Board      January 11, 2002
----------------------------------   of Directors, Chief
     Eric A. Margenau                Executive Officer and
                                     President


/s/  Lyle Reigel                     Director                   January 11, 2002
----------------------------------
     Lyle Reigel


/s/  James Ross                      Director                   January 11, 2002
----------------------------------
     James Ross


/s/  Kenneth Levy                    Director                   January 11, 2002
-----------------------------------
     Kenneth Levy


/s/  Michael A. Tatoian              Director                   January 11, 2002
-----------------------------------
     Michael A. Tatoian

                                     Director
-----------------------------------
     Jeffrey L. Bouchy

                                      INDEX
                                      -----

                                                                           Page
                                                                           ----

THE ORLANDO PREDATORS ENTERTAINMENT, INC.
     Independent Auditors' Report                                          F-2
     Financial Statements:
         Consolidated Balance Sheet                                        F-3
         Statements of Operations                                          F-5
         Statement of Changes in Stockholders' Equity                      F-6
         Statements of Cash Flows                                          F-7
     Notes to Financial Statements                                         F-8

                                 AJ. ROBBINS, PC
                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
The Orlando Predators Entertainment, Inc.
Orlando, Florida


We have audited the accompanying consolidated balance sheet of The Orlando Predators Entertainment, Inc. as of September 30, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the nine months ended September 30, 2000 (unconsolidated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of The Orlando Predators Entertainment, Inc. as of September 30, 2001 and the results of its operations and its cash flows for the year then ended and for the nine months ended September 30, 2000 (unconsolidated), in conformity with generally accepted accounting principles in the United States of America.


                                              /s/ AJ. ROBBINS, P.C.
                                              ---------------------
                                              AJ. ROBBINS, P.C.
                                              CERTIFIED PUBLIC ACCOUNTANTS
                                                     AND CONSULTANTS

Denver, Colorado
November 16, 2001

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001


                                     ASSETS

CURRENT ASSETS:
     Cash                                                            $   281,492
     Accounts receivable, sponsorships                                   148,971
     AFL receivable, current portion                                     121,324
     Assets available for sale                                           162,134
     Inventory                                                            42,443
     Prepaid expenses                                                    249,600
     Other current assets                                                 24,922
                                                                     -----------

                  Total Current Assets                                 1,030,886


PROPERTY AND EQUIPMENT, at cost, net                                     558,918


EQUITY INVESTMENT IN AFL                                               4,032,650


AFL RECEIVABLE, net of current portion                                 1,116,171


MEMBERSHIP COST, net                                                   2,282,500


af2 TEAM INVESTMENTS                                                   1,110,026


PURCHASE PRICE IN EXCESS OF ASSETS ACQUIRED                            1,556,000


OTHER ASSETS                                                             158,134
                                                                     -----------

                                                                     $11,845,285
                                                                     ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                     CONSOLIDATED BALANCE SHEET (Continued)
                               SEPTEMBER 30, 2001


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $    858,872
     Note payable - acquisition, current portion                        583,333
     Note payable - bank                                                700,000
     Note payable - related party                                       175,000
     Deferred revenue                                                   619,643
     Accounts payable - related party                                    36,000
     Due to AFL/af2                                                     124,000
                                                                   ------------

                  Total Current Liabilities                           3,096,848


NOTE PAYABLE - ACQUISITION, net of current portion                    1,166,667


DUE TO AFL, net of current portion                                      200,000
                                                                   ------------

                                                                      4,463,515
                                                                   ------------


COMMITMENTS AND CONTINGENCIES


REDEEMABLE CLASS A COMMON STOCK                                         750,000


STOCKHOLDERS' EQUITY:
     Preferred stock, 1,500,000 shares authorized;  none
         issued or outstanding                                             --
     Class A Common stock, 15,000,000 shares authorized;
         6,720,710 issued and outstanding                            12,581,457
     Class B Common Stock, 1,000 shares authorized,
         1,000 issued and outstanding                                     5,000
     Additional paid-in capital                                       3,102,903
     Accumulated (deficit)                                           (9,057,590)
                                                                   ------------

                  Total Stockholders' Equity                          6,631,770
                                                                   ------------

                                                                   $ 11,845,285
                                                                   ============


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                             THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                     STATEMENTS OF OPERATIONS


                                                                         Consolidated  Unconsolidated
                                                                         For the Year   For the Nine
                                                                             Ended      Months Ended
                                                                         September 30,  September 30,
                                                                             2001           2000
                                                                          -----------    -----------
REVENUES:
   Ticket                                                                 $ 2,228,211    $ 1,618,620
   Concession                                                                 120,326        118,709
   Play-off                                                                   117,994        653,902
   Advertising and promotions                                                 656,052        431,524
   Sponsorship trade revenue                                                1,197,598        741,888
   League                                                                     164,167        256,884
   Telemarketing                                                               14,317         10,057
   Other                                                                       51,580         38,282
                                                                          -----------    -----------

       Total Revenues                                                       4,550,245      3,869,866
                                                                          -----------    -----------

COSTS AND EXPENSES:
   Operations                                                               2,529,974      1,728,015
   Playoff expenses                                                           149,675        786,862
   Selling and promotional expenses                                         1,261,081        613,376
   Trade expenses                                                           1,146,155        674,537
   League assessments                                                         419,000        282,416
   General and administrative                                               1,386,892      1,142,237
   Telemarketing expenses                                                       3,064          8,836
   Failed acquisition costs                                                      --          180,367
   Amortization                                                                74,955         51,099
   Depreciation                                                               147,771         77,596
   Loss from disposal of equipment                                                878        137,890
   Loss on write down of assets                                               107,671           --
                                                                          -----------    -----------

       Total Costs and Expenses                                             7,227,116      5,683,231
                                                                          -----------    -----------

OPERATING (LOSS)                                                           (2,676,871)    (1,813,365)
                                                                          -----------    -----------

OTHER INCOME (EXPENSE):
   Interest expense - related party                                              --          (14,419)
   Interest expense                                                          (149,985)          --
   Interest income                                                             12,374          4,098
   Interest income, AFL                                                       332,179        329,454
   Loss on litigation settlement                                              (25,000)          --
   Gain on sale of assets                                                      11,181           --
   License fee revenue                                                          5,000           --
   Loan fees                                                                 (727,381)          --
   Gain on early retirement of debt                                              --           18,116
                                                                          -----------    -----------

       Net Other Income (Expense)                                            (541,632)       337,249
                                                                          -----------    -----------

NET INCOME (LOSS)                                                         $(3,218,503)   $(1,476,116)
                                                                          ===========    ===========

NET INCOME (LOSS) PER SHARE, Basic and Diluted                            $      (.55)   $      (.28)
                                                                          ===========    ===========

Weighted Average Number of Common Shares Outstanding, Basic and Diluted     5,865,623      5,198,999
                                                                          ===========    ===========


                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                              THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 (UNCONSOLIDATED)
                                     AND FOR THE YEAR ENDED SEPTEMBER 30, 2001 (CONSOLIDATED)


                                     Class A Common Stock        Class B Common Stock      Additional
                                   -------------------------   -------------------------     Paid-In     Accumulated
                                     Shares        Amount        Shares        Amount        Capital      (Deficit)        Total
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balances,
   December 31, 1999                 5,187,999   $10,126,400         1,000   $     5,000   $ 2,914,403   $(4,362,971)   $ 8,682,832

Class A Common Stock issued for
   exercise of stock options             5,000        10,000          --            --            --            --           10,000

Sale of Class A Common Stock
   warrants                               --            --            --            --           6,250          --            6,250

Class A Common Stock options
   issued for services                    --            --            --            --         176,000          --          176,000

Net (loss)                                --            --            --            --            --      (1,476,116)    (1,476,116)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balances,
   September 30, 2000                5,192,999    10,136,400         1,000         5,000     3,096,653    (5,839,087)     7,398,966

Sale of Class A Common Stock,
   net of offering costs
   of $195,819                       1,132,044     1,532,446          --            --            --            --        1,532,446

Class A Common Stock issued
   for exercise of stock options        65,000       150,000          --            --            --            --          150,000

Sale of Class A Common Stock
   warrants                               --            --            --            --           6,250          --            6,250

Class A Common Stock issued for
   loan fees                           330,667       762,611          --            --            --            --          762,611

Net (loss)                                --            --            --            --            --      (3,218,503)    (3,218,503)
                                   -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balances,
   September 30, 2001                6,720,710   $12,581,457         1,000   $     5,000   $ 3,102,903   $(9,057,590)   $ 6,631,770
                                   ===========   ===========   ===========   ===========   ===========   ===========    ===========


                                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


                          THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   STATEMENT OF CASH FLOWS

                                                               Consolidated    Unconsolidated
                                                               For the Year     For the Nine
                                                                   Ended        Months Ended
                                                               September 30,    September 30,
                                                                   2001             2000
                                                                -----------      -----------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net income (loss)                                            $(3,218,503)     $(1,476,116)
   Adjustments to reconcile net income (loss) to net cash
    from operating activities:
     Loss from disposal of equipment                                    878          137,890
     Loss on write down of assets                                   107,671             --
     Loss on failed acquisitions                                       --            180,367
     Depreciation                                                   147,771           77,596
     Amortization                                                    74,955           51,099
     Bad debt                                                          --             54,417
     Stock options issued to consultants                               --            176,000
     Stock issued for loan fees                                     762,611             --
   Changes in assets and liabilities:
     Accounts receivable, sponsorships                              (31,345)         (75,217)
     Accrued interest receivable                                       --            597,056
     Employee receivables                                              (800)          20,083
     Inventory                                                      (27,926)          15,290
     Prepaid expenses                                               (67,166)         132,989
     Litigation reimbursement                                       114,000         (114,000)
     Other assets                                                   (69,151)          54,143
     Accounts payable                                               257,409          106,540
     Accrued expenses                                                  --             19,976
     Accounts payable, related party                                 (3,000)          39,000
     Accrued expenses, related party                                (10,765)             429
     Due to AFL                                                     299,000          (36,000)
     Deferred revenue                                                67,627         (170,622)
                                                                -----------      -----------
           Net Cash Provided (Used) by Operating Activities      (1,596,734)        (209,080)
                                                                -----------      -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Purchase of equipment                                           (324,828)        (162,883)
   Acquisition of af2 teams and assets available for sale        (2,935,026)            --
   Proceeds from the sale of assets available for sale              209,195             --
   Collection of AFL receivable                                     321,497          406,979
   Payment of deferred acquisition costs                               --             (4,048)
   Acquisition costs utilized                                         2,984             --
                                                                -----------      -----------
           Net Cash Provided (Used) by Investing Activities      (2,726,178)         240,048
                                                                -----------      -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from issuance of Class A Common Stock                 1,728,265           10,000
   Exercise of options                                              150,000             --
   Proceeds from issuance of notes payable to related parties       175,000          250,000
   Proceeds from note payable - bank                              1,000,000             --
   Proceeds from note payable - acquisition                       1,750,000             --
   Repayments of note payable - bank                               (300,000)            --
   Repayment of convertible debt                                       --           (125,000)
   Repayment of notes payable to related parties                       --           (250,000)
   Sale of warrants                                                   6,250            6,250
   Payment of offering costs                                       (195,819)            --
                                                                -----------      -----------
           Net Cash Provided (Used) by Financing Activities       4,313,696         (108,750)
                                                                -----------      -----------

INCREASE (DECREASE)  IN CASH                                         (9,216)         (77,782)

CASH, beginning of period                                           290,708          368,490
                                                                -----------      -----------

CASH, end of period                                             $   281,492      $   290,708
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

Prior to October 18, 2000, the operations of the Company included only the operations of Predators. Subsequently, the Company formed Predators as a separate corporation and assigned the football operations to Predators. In 2000, the Company formed Peoria Professional Football, Inc. ("Peoria") and acquired the right to operate an af2 (a minor league system of the AFL) team in Peoria, Illinois. The accounting policies of Predator and Peoria are identical to the prior policies of the Company. In addition to the rights to Peoria, the Company acquired the rights to operate two additional teams in af2 markets formerly controlled by the Indoor Football League, Inc. ("IFL"), a competing indoor football league. The Company also acquired assets of the IFL, including indoor playing fields and office equipment. These assets have been classified as available for sale. (See Note 13)

Change in Year End
------------------

The Company changed its fiscal year end from December 31 to September 30 for financial statement purposes. The period ended September 30, 2000, represents a nine month year. The Company reported for income taxes on a calendar year end for the year ended December 31, 2000 and will report on its fiscal year beginning in 2001.

Consolidation
-------------

The consolidated financial statements include the accounts of The Orlando Predators Entertainment, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassification
----------------

Certain amounts reported in the Company's financial statements for the nine months ended September 30, 2000 have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents
-------------------------

Cash and Cash Equivalents consists primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory
---------

Inventory consists of team merchandise available for sale. Inventory is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment
----------------------

Property and equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 5-10 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations. Depreciation expense for the year ended September 30, 2001 and for the nine months ended September 30, 2000 was $147,771 and $77,596, respectively.

Restricted Investment
---------------------

Restricted investment included in other assets consists of a $100,000 interest bearing certificate of deposit with a financial institution, which also provides a letter of credit to the AFL. The certificate of deposit is a requirement of the AFL as security for the AFL's letter of credit.

Membership Cost
---------------

The AFL membership was recorded at its cost of $1,989,860 and is being amortized on a straight-line basis over 40 years. The Peoria af2 membership cost was recorded at its cost of $550,000 and is being amortized on a straight-line basis over 20 years. Amortization expense for the year ended September 30, 2001 and for the nine months ended September 30, 2000 was $74,955 and $37,310, respectively.

Acquisition Costs
-----------------

The Company had acquisition costs of $180,367 relating to the planned acquisition of United Sports Ventures, Inc. During 2000, the Company terminated the acquisition and charged the costs to operations. Acquisition costs are allocated to the net assets acquired if the acquisition is successful, or are charged to operations if not successful.

The Company has capitalized certain costs related to the af2 team acquisition.

Advertising Expenses
--------------------

The Company utilizes direct-response advertising, eliciting sales to customers who can be shown to have responded specifically to the advertising and resulting in future economic benefits. Expenditures for advertising are capitalized and then amortized over the course of the playing season.

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

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Intangible Assets
-----------------------

The remainder of the former head coach's contract and other costs from his former employer were purchased for $62,054 and were amortized on a straight-line basis over the term of his original contract with the Company, 3 years. The costs were fully amortized at September 30, 2000. Amortization expense for the nine months ended September 30, 2000 was $13,789.

Revenue Recognition
-------------------

The Company recognizes ticket, concession, play-off and advertising and promotions revenues as its home preseason, regular season and play-off (if any) games are played. Generally, beginning in September of each year, the Company begins selling season tickets and sponsorship packages (advertising and promotions), which are recorded as deferred revenues until each game is played. Single game tickets are sold generally from March through August. The Company recognizes these revenues ratably over the course of the one preseason and seven regular season home games played. Play-off revenues (if any) are recognized as the games are played. The Company receives all ticket and advertising and promotion revenues for home play-off games (if any) and receives play-off revenue sharing from other teams for away play-off games (if any). The Company does not share in ticket or other revenues from any preseason or regular season away games.

The Company's arena lease (Note 4) provides for the Company to share in approximately 20% of the concession revenues generated at the arena in which it plays its home games. The arena is managed by the City of Orlando, which provides the Company with a summary of all concessions sold during the home games. The Company records the revenues when the home games are played.

The Company recognizes its share of AFL revenues, when amounts are deemed distributable by the League. The Company receives one share of League revenues based upon the number of shares outstanding at the time the revenues were earned by the League. League revenues (if any) generally consist of gross expansion revenues received by the League, any national sponsorship revenues and any national television contract revenues. The Company may share in other League revenues generated. Prior to March 2000, the Company recognized an additional two shares of League revenues (see Note 1- Investment in AFL).

The Company's telemarketing division recognizes revenues when telemarketing services have been performed.

Football Operations
-------------------

Team expenses (principally player and coaches salaries, fringe benefits, insurance, game expenses, arena rentals and travel) are recorded as expenses ratably over the course of the season. Accordingly, expenses not yet incurred are recorded as prepaid expenses and are amortized ratably as games are played. General, administrative, selling, and promotional expenses are charged to operations as incurred.

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

The Company sells sponsorships for cash, goods and services. In exchange, the sponsor receives advertising and various benefits to Predator games. The value of the services has been estimated in the accompanying financial statements. Management believes these estimates reasonably disclose the value of goods and services received.

Investment in AFL
-----------------

Prior to March 2000, the Company accounted for its two non-voting equity interests in the AFL under the terms of the agreement, which called for the Company to record as expansion revenues (based upon its ownership share in the League) amounts received from the League for sales of expansion memberships. The Company did not share in League expenses.

The League disputed the terms of the agreement and in March 2000, the Company and the League agreed to amend the terms of the agreement. The amended terms of the agreement state that the Company shall receive its two equity shares of expansion revenue received by the League but shall record these payments to reduce the balance of the note receivable due from the League. (See Note 11)

Income Taxes
------------

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

Deferred tax liabilities result when depreciation for tax purposes exceeds depreciation for book purposes. A valuation allowance equal to the net deferred tax asset has been recorded at September 30, 2001 since management of the Company has determined that it is more likely than not that the tax asset will not be realized. (See Note 10).

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

Fair Value of Financial Instruments
-----------------------------------

The carrying value of cash, accounts receivable, notes payable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.

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

Stock-Based Compensation
------------------------

The Company accounts for stock based compensation in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of APB No. 25. However, if the provisions of APB No. 25 are continued, proforma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. The Company recognizes compensation costs under the provisions of APB No. 25 and provides the expanded disclosure required by SFAS No. 123. (See Note 6)

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
-----------------------------------------

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective September 30, 2001. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 will have on its results of operations and financial position.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101") which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101A was released on March 24, 2000 and deferred the effective date to no later than the second fiscal quarter beginning after December 15, 1999. In June 2000, the SEC issued SAB 101B which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". Management has accessed the implementation and determined that there is no significant impact on the consolidated financial statements of the Company.

NOTE 2 - ARENA FOOTBALL LEAGUE

The AFL is a Limited Liability Company, which governs the rules and conduct of each member team. As of September 30, 2001 there were 22 other team members and two other non-team members. Each member owns an equal percentage of the AFL and appoints one board member. A budget for AFL expenses is approved annually by the board and expenses are shared equally. Revenues from expansion membership fees are divided equally between all members, the Company's two additional, non-voting equity interests (see Note 11) and the two equity interests owned by the inventor (Gridiron) of the Arena Football Game. Revenues are recognized when distributable by the League. Special assessments for litigation and other costs are recognized in the same periods as incurred. The Arena Football League formed an AFL minor league system ("af2") beginning in the year 2000. The Company's share of the 2002 season budgets for the AFL and af2 is estimated to be $172,500.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - ARENA FOOTBALL LEAGUE (Continued)

The Company continues to be contingently liable for its share of AFL expenses which may exceed AFL revenues.

The AFL was defendant to claims for alleged damages which were settled and the Company has recorded an estimated liability of $324,000 for its share of the settlements of which $200,000 is considered long term. The AFL is also a party to a number of other lawsuits arising in the course of business. In the opinion of the Company's management, the resolution of those matters will not have a material adverse effect on the AFL's results of operations, cash flows or financial position.

Outcomes and expenses of litigation will be divided equally between all members. Management believes its share of the outcomes will not have a material adverse effect on the Company's results of operations, cash flows or financial position.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                   September 30,
                                                                       2001
                                                                     --------


Office equipment                                                     $166,311
Leasehold improvements                                                  6,358
Game equipment and system                                             633,875
                                                                     --------
                                                                      806,544
Less accumulated depreciation                                         247,626
                                                                     --------

                                                                     $558,918
                                                                     ========


The Company wrote off certain assets with a net book value of approximately $137,000, due to obsolescence in 2000.

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

B.) Employment Agreements
-------------------------

The Company has employment agreements with players, the head coach and executives of the Predators. Certain contracts provide for guaranteed payments which must be paid even if the employee is injured or terminated. The Company is obligated to make certain minimum salary payments as follows:

                                                                Total
                                                              ----------
     Year Ending September 30
     ------------------------

          2002                                                $  307,000
          2003                                                   293,000
          2004                                                   191,000
          2005                                                    34,000
                                                              ----------

                                                              $  825,000
                                                              ==========

C.) Collective Bargaining Agreement
-----------------------------------

In September 2000, AFL and The Arena Football League's Player Organizing Committee ("AFLPOC"), which represents the players of the AFL entered into a collective bargaining agreement for the 2001-2006 AFL seasons. The terms of the agreement are from September 1, 2000 to August 31, 2006.

The agreement defines the maximum and minimum benefits and compensation that the players may be paid during the term of the agreement. Player compensation was limited to the greater of a maximum cash or barter dollar salary cap for players of $1,375,000 for the 2001 season. For the 2002 season, the maximum player compensation increased to 63% of the projected Defined Gross Revenues (DGR) or $1,643,000 and increases annually up to $2,133,510 for the 2006 season. The Company does not anticipate that it will reach the maximum player compensation allowed during the 2002 season. The agreement also calls for year round health insurance for the players and their families, full pay for inactive players, short and long term disability insurance, a 401k pension plan and unrestricted free agency after four years of service in the League.

Minimum salaries per game range from $1,484 in 2002 to $1,927 in 2006. Player contracts may also include performance bonus pay, for exemplary play on the field.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

The Company had signed an agreement with one player. The following summarizes such player salary commitments for each of the upcoming years:

     September 30, 2002                                  $   95,663
     September 30, 2003                                     106,667
                                                         ----------

                                                         $  202,330
                                                         ==========

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

The Company entered into a two year office lease agreement at a rate of $900 per month which expired in March 2001. In January 2001, the Company signed a five-year lease (with an additional five-year option) for office space at a base rent of $8,887 per month, increasing annually to $10,603.

On September 1, 2000, the Company signed a five-year license agreement with SMG, for use of the Peoria Civic Center. The agreement requires the Company to pay a fee of $8,500 per game for rent and game day services. The Company receives an incentive of $.50 per person for games in which attendance exceeds 7,000 attendees.

On May 1, 2001, the Company signed a one-year lease for office space at a rate of $550 per month. The lease also requires that the Company furnish the landlord with eight season tickets to Peoria Pirates home football games and two sign boards for advertising at game events.

The minimum future lease payments under the lease agreements are as follows:

                                      Offices        Arenas        Total
                                     ----------    ----------    ----------

2002                                 $  119,000    $  188,000    $  307,000
2003                                    119,000        68,000       187,000
2004                                    123,000        68,000       191,000
2005                                    126,000        68,000       194,000
2006                                     32,000          --          32,000
                                     ----------    ----------    ----------

                                     $  519,000    $  392,000    $  911,000
                                     ==========    ==========    ==========


Rent expense for the year ended September 30, 2001 and for the nine months ended September 30, 2000 was $283,893 and $145,374, respectively.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

E.) Workers' Compensation
-------------------------

The Predators provide a $250,000 occupational health, accidental death and disability insurance policy to each player. Each team is required to pay the first $35,000 of claims for an injured player up to an aggregate of $356,000 for the two Florida based AFL teams provided through a carrier.

F.) Litigation
--------------

On December 9, 1998, the Company's former President filed a lawsuit against the Company for breach of employment and defamation in connection with a press release.

In March 2000, the Company reached a settlement agreement with its former President to pay the former President $300,000. The Company had previously accrued approximately $54,000 for amounts it estimated would be payable to the former President. In December 1999, the Company recorded an additional $246,000 in settlement costs, and in 2000 received insurance reimbursements of $114,000. In 2001, the terms of the settlement were satisfied and no further obligation is due.

The Company has entered into settlement negotiations with a former underwriter. The Company anticipates settling this case for $25,000 and has accrued for this settlement during the year ended September 30, 2001.

G.) Management Agreement with USV
---------------------------------

On January 28, 2000, the Company entered into an agreement, which was amended on July 1, 2000, with United Sports Ventures, Inc. (USV) a related party, for management services for the Company's Orlando Predators sports team and general management services for operations of the Company. The agreement was for a term of one year from the date of the amendment, and automatically renews each year, unless cancelled as provided for under the terms of agreement. Fees for the management services were $10,000 per month under the original agreement, reduced to $3,000, per month with the amendment.

In conjunction with the amended agreement, the Company has granted USV an option to purchase 150,000 shares of the Company's Class A Common Stock, which vests 37,500 shares per quarter, commencing on October 1, 2000 and expiring on September 30, 2002. The options are exercisable at $2.50 per share and have been valued at the fair market value of $63,000 using the Black-Scholes model and are expensed ratably over the initial one year life of the contract. Significant assumptions used in calculating the fair market value are a 2 year option life, 71% volatility, and 6.13% risk-free interest rate. The Company has expensed $47,250 and $15,750 during the year ended September 30, 2001 and the period end September 30, 2000, respectively.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - COMMITMENTS AND CONTINGENCIES (Continued)

The agreement was terminated in November 2001. As consideration for the termination of the agreement, USV has agreed to the cancellation of its option to purchase 150,000 shares of the Company's Class A Common Stock and it is anticipated that USV will be granted a new option to purchase 150,000 shares of the Company's Class A Common Stock for $2.70 per share expiring on November 14, 2005. The options will be valued at their fair market value of $259,000 using the Black-Scholes model and will be expensed on the date of grant. Significant assumptions used in calculating the fair market value are a 4 year option life, 86% volatility and 4.0% risk-free interest rate.

H.) Financial Consulting Agreement
----------------------------------

On July 1, 2000, the Company entered into a two year financial consulting and investment banking agreement for stockholder \ public relations matters. The agreement provides for fees of $60,000, payable $10,000 at the signing of the agreement and $2,174 per month thereafter, until the balance is paid. The Company also granted the consultant an option to purchase 350,000 shares of the Company's Class A Common Stock, which was valued at the fair market value of $113,000 using the Black-Scholes model, and is being expensed over the term of the agreement. Significant assumptions used in calculating the fair market value are a 2 year option life, 71% volatility and a 6.53% risk-free interest rate. The options vest 87,500 shares on July 1, 2000 and 17,500 per month thereafter and are exercisable at fixed prices ranging from $2.50 to $4.50 per share and expire in 2006. The Company has recorded $50,000 and $63,000 in expense during the year ended September 30, 2001 and the period ended September 30, 2000, respectively.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid $59,161 and $3,654 for interest expense during the year ended September 30, 2001 and for the nine months ended September 30, 2000, respectively.

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

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - COMMON STOCK (Continued)

The following table summarizes the activity of options and warrants for the period from December 31, 1999 to September 30, 2000 and the year ended September 30, 2001:
                                                         Weighted
                                                         Average
                                              Number of  Exercise    Exercise
                                    Options    Warrants   Price       Amount
                                   ----------  --------  -------   ------------

Outstanding, December 31, 1999      1,765,247   875,000   $ 4.33   $ 11,441,884

Exercised                              (5,000)     --       2.00        (10,000)
Granted                                82,000      --       1.79        146,425
Expired                              (149,001)     --       2.40       (360,019)
                                   ----------  --------            ------------

Outstanding, September 30, 2000     1,693,246   875,000     4.37     11,218,290

Exercised                             (30,000)     --       2.50        (75,000)
Granted                               719,166      --       2.30      1,651,207
Expired                              (783,334)     --       2.47     (1,931,667)
                                   ----------  --------            ------------

Outstanding, September 30, 2001     1,599,078   875,000   $ 4.39   $ 10,862,830
                                   ==========  ========            ------------


Stock-Based Compensation
------------------------

The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). The standard requires the Company to adopt the fair value method with respect to stock-based compensation of consultants and other non-employees.

The Company did not change its method of accounting for employee stock options; the Company continues to account for these under the intrinsic value method. Had the Company adopted the fair value method for options issued to employees as well, an additional charge to income of $179,000 would have been required in 2001; proforma net loss would have been ($3,397,503) and loss per share would have been ($.58). An additional charge to income of $15,000 would have been required in 2000; proforma net loss would have been ($1,491,116) and loss per share would have been ($.29).

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

In connection with the Company's public offering of stock, there are outstanding: (i) warrants to purchase 550,000 shares of Class A Common Stock at an exercise price of $7.50 per share at any time until their expiration on December 10, 2002 (the "Unit Warrants"), (ii) warrants to purchase 110,000 shares of Class A Common Stock and 55,000 Unit Warrants (the "1997 Underwriters' Unit Warrants') at an exercise price of $12.00 per 1997 Underwriters' Unit Warrants. There are also warrants to purchase 160,000 shares of Class A Common Stock at $4.50 per share at any time until December 31, 2002 (the "1998 Warrants").

Warrants
--------

In January 2000, the Company sold a warrant for $6,250 to purchase 50,000 shares of the Company's Class A Common Stock at an exercise price of $5.00 per share. The warrant expires in January 2005. In June 2001, the Company sold a warrant for $6,250 to purchase 50,000 shares of the Company's Class A Common Stock at an exercise price of $2.875 per share expiring August 2006.

Private Placements
------------------

The Company completed private placements for the sale of 1,132,044 shares of the Company's Class A Common Stock for net proceeds of $1,532,446 during the year ended September 30, 2001.

NOTE 7 - CONVERTIBLE DEBT

The Company sold a $250,000 convertible debt in July 1999 which was repaid in 2000. The debt accrued interest at 10% per annum and interest and principal were due in January 2001. The debt was convertible at a rate of one share of the Company's Class A common stock for $4.375 each, the fair market value of the Class A Common Stock on the date the convertible debt was sold. There was no beneficial conversion feature for this note. The Company granted warrants to purchase 25,000 shares of the Company's Class A Common stock, exercisable $4.375 per share for a period 3 years from the date of grant. The warrants were valued at their fair market value of approximately $68,926 using the Black-Scholes model, and were to be expensed over the term of the agreement. Significant assumptions used in calculating the fair market value are a 3 year option life, 96% volatility and a 5.7% risk-free interest rate. $125,000 was repaid in October 1999 and 12,500 warrants were cancelled as a concession for early payment. The Company recognized the reduction in loan costs by reducing the value of the warrants to $34,463.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - NOTE PAYABLE RELATED PARTY

During July 2000, the Company borrowed $250,000 in the form of a 12% note payable to an employee/significant stockholder and former officer and director of the Company, due on January 6, 2001. The Company's two equity interests in the League collateralized the note. The note was repaid in September 2000.

During June 2001, the Company borrowed $175,000 in the form of a 7% note payable to an employee/significant stockholder and former officer and director of the Company, due on October 31, 2001 and was verbally extended. The Company's af2 teams collateralized the note.

NOTE 9 - EARNINGS PER SHARE

                                          For the Year Ended September 30, 2001
                                          -------------------------------------
                                                                         Per
                                              Income        Shares      Share
                                            (Numerator)  (Denominator)  Amount
                                            -----------  -------------  ------

Basic EPS
     (Loss) available to common
      stockholders                          $(3,218,503)    5,865,623   $(.55)

Effect of Dilutive Securities
     Options and warrants                          --            --       --
                                            -----------   -----------   -----

Diluted EPS
     Income available to common
      stockholders including assumed
      conversions                           $(3,218,503)    5,865,623   $(.55)
                                            ===========   ===========   =====


As of September 30, 2001 there were 2,574,078 warrants and options outstanding which were not included in the diluted earnings per share because their effect was anti-dilutive for the period presented.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 9 - EARNINGS PER SHARE (Continued)

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
                                        ===========    ===========   =======


As of September 30, 2000 there were 2,618,246 warrants and options outstanding which were not included in the diluted earnings per share because their effect was anti-dilutive for the period presented.

NOTE 10 - INCOME TAXES

The components of deferred tax assets and (liabilities) were as follows:

Total deferred tax assets                                           $ 3,540,000
Less valuation allowance                                             (3,540,000)
                                                                    -----------

Net deferred tax asset                                              $      --
                                                                    ===========


The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) were as follows:

Temporary differences;
   Property and equipment                                           $   (29,000)
   Membership cost                                                       96,000
   Net operating loss carryforward                                    3,473,000
Less valuation allowance                                             (3,540,000)
                                                                    -----------

                                                                    $      --
                                                                    ===========

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - INCOME TAXES (Continued)

The components of deferred income tax expense (benefit) were as follows:

                                                     2001              2000
                                                  -----------       -----------
Temporary differences:
   Property and equipment                         $    24,000       $    (9,000)
   Intangible assets                                  (28,000)          (14,000)
   Interest stockholders                                4,000              --
   Net operating loss carryforward                 (1,219,000)         (983,000)
Less valuation allowance                            1,219,000         1,006,000
                                                  -----------       -----------

                                                  $      --         $      --
                                                  ===========       ===========

The following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory income tax rates to pre-tax loss and the reported amount of income tax expense (benefit):

                                                      2001             2000
                                                   -----------      -----------
Tax expense (benefit) at statutory rates           $(1,094,000)     $  (502,000)
AFL activity                                           (27,000)        (103,000)
Other                                                   18,000           24,000
Increase in valuation allowance                      1,103,000          581,000
                                                   -----------      -----------

                                                   $      --        $      --
                                                   ===========      ===========

No provision for income taxes has been recorded for the periods ended September 30, 2001 and 2000, as the Company has incurred losses during these periods. Net operating loss carryovers of approximately $9,236,000 as of September 30, 2001 expire beginning in 2016. The Company is providing a full valuation allowance in connection with the deferred tax assets because there is no assurance that such amounts will be utilized in the future.

NOTE 11 - PURCHASE OF EQUITY INTERESTS IN THE AFL

In August 1998, the Company acquired two non-voting equity interests in the Arena Football League, Inc. (AFL) for $6,000,000. Each similar equity interest entitles the Company to share equally with each other member in AFL revenues. The AFL guarantees to pay the Company at least $480,000 per year until the Company receives an aggregate of $6,000,000 through League distribution. Once the Company receives an aggregate of $6,000,000, the Company will participate in all League revenues, expenses and liabilities with respect to the two equity interests.

Prior to March 2000, the Company accounted for its two non-voting equity interests in the AFL under the terms of the agreement, which called for the Company to record as expansion revenues (based upon its ownership share in the League) amounts received from the League for sales of expansion memberships and other League revenues. The Company did not share in League expenses.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 11 - PURCHASE OF EQUITY INTERESTS IN THE AFL (Continued)

The League disputed the terms of the agreement and in March 2000, the Company and the League agreed to amend the terms of the agreement. The amended terms of the agreement state that the Company shall receive its two equity shares of expansion revenue received by the League but shall record these payments to reduce the balance of the note receivable due from the League.

The purchase of the rights for the two non-voting equity interests in the League has been allocated and recorded as 1) an equity interest in the League and 2) an unsecured receivable due from the AFL. The investment accounted for under the equity method of accounting was recorded at an original cost of $4,071,437. The unsecured, receivable originally recorded for $1,965,971 from the League, with a total remaining balance as of September 30, 2001, of $1,237,495. The amounts were computed using an imputed interest rate of 23%. The minimum payment of $480,000 is due annually on August 14.

NOTE 12 - OPERATING SEGMENTS

The Company organized its business units into two reportable segments: football operations and telemarketing services. The football operations segment operates the AFL team and the telemarketing services segment provided telemarketing services to a related party and other sports franchises. The telemarketing services segment has had immaterial operations since 2000 and segment reporting is no longer presented.

NOTE 13 - ACQUISITION OF AF2 TEAMS

On October 18, 2000, the Company entered into an agreement with IFL Acquisition Co., LLC (IFLA), a wholly owned subsidiary of af2 Enterprises, LLC (af2). The Company acquired the rights to three af2 memberships, all of the tangible assets of the Indoor Football League (which were acquired by IFLA under a separate agreement), and the first $1,000,000 in expansion revenues received by af2 for memberships in former Indoor Football League markets. In addition, to the extent that af2 licenses intellectual property acquired from the Indoor Football League to third parties within 24 months of the date of the agreement, the Company will receive a fee of $10,000. In exchange for the assets and rights acquired, the Company paid $1,100,000 cash less a credit of $25,000 for a territory release payment and a credit of $226,165 for cash received prior to the sale to IFLA, issued 214,286 shares of redeemable Class A Common Stock valued at $750,000 and a promissory note for $1,750,000 bearing interest at 6% per year, payable in three annual installments of $583,333 beginning on October 18, 2001. The Company's two equity interests in the League collateralize the note. The common stock is redeemable at $3.50 per share at the option of the stockholder for a period of six months beginning on April 18, 2002 and has been classified as redeemable Class A Common Stock. The Company also paid $25,000 to the owner of the Milwaukee AFL membership, a $50,000 fee for the first af2 team acquired and $5,000 for each additional af2 team to af2.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 13 - ACQUISITION OF AF2 TEAMS (Continued)

The purchase price is allocated as follows:

Three af2 memberships                                               $ 1,500,000
Tangible property                                                       469,000
Amount due from af2 for expansion in former IFL markets                  75,000
Purchase price in excess of assets acquired                           1,556,000
                                                                    -----------
                                                                      3,600,000
Less:
Redeemable Class A Common Stock                                        (750,000)
Note payable                                                         (1,750,000)
Credit to buyer for territory release payment                           (25,000)
Credit to buyer for season ticket prepayments                          (226,165)
                                                                    -----------

Cash paid at closing                                                $   848,835
                                                                    ===========


The Company did not receive all of the tangible property from the IFLA and therefore has adjusted the value down by $107,671. The Company did not make the October 18, 2001 payment under the promissory note due to a dispute over documentation and valuations provided by the Indoor Football League to the Company. The Company anticipates settling the dispute by March 31, 2002. The Company can not reasonably estimate the terms of the settlement at this time.

The Company obtained financing of $1,000,000 from a bank, which is payable on February 28, 2001, bearing interest at 1.75% above the LIBOR rate or 8.47% per year. The Company paid a facility fee of $20,000 to the bank for the note which will be amortized over the life of the note. The note is secured by the Company's rights to $1,000,000 of af2 expansion fees and pledge of $1,300,000 in securities and cash of the Company's Chief Executive Officer, a director of the Company and an employee/significant stockholder who is a former officer and director of the Company. The Company has granted to the collateral holders a total of 100,000 shares of Class A Common Stock, valued at $156,250, which were recorded as loan fees, based upon the market value of the Class A Common Stock on the date the shares were granted. The loan fees were amortized over the term of the loan. The financing was extended for one year at the same terms with the principal being reduced to $700,000. An additional 230,667 shares of the Company's Class A Common Stock were issued to the collateral holders valued at $606,361. The 230,667 Class A Common Stock has been recorded as loan fees and are being amortized over one year, the term of the loan. Loan fee expense for year end September 30, 2001 was $707,381.