Form 10QSB
period 2001-12-31
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2002-02-14
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

                 For the Transition Period from: ______________

                        Commission File Number: 001-13217

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Florida                                             91-1796903
 ------------------------------                           ---------------------
(State or Other Jurisdiction of                                   (I.R.S.
 Incorporation or Organization)                           Identification Number)

                          4901 Vineland Rd., Suite 150
                                Orlando, FL 32811
                     --------------------------------------
                    (Address of Principal Executive Offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 12, 2002 7,059,110 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

Transitional Small Business Disclosure format:  Yes[ ] No [X]

                      ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   FORM 10-QSB
                                      INDEX

Part I     Financial Information                                           Page

     Item 1.  Financial Statements:

     Balance Sheets as of December 31, 2001 and September 30, 2001          3-4

     Statements of Operations for the Three Months Ended
         December 31, 2001 and 2000                                         5

     Statements of Cash Flows for the
         Three Months Ended December 31, 2001 and 2000                      6

     Notes to Financial Statements                                          7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                9

Part II    Other Information and Signatures                                 14


                          THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 CONSOLIDATED BALANCE SHEETS


                                           ASSETS



                                                  December 31, 2001      September 30, 2001
                                                  -----------------      ------------------
                                                     (Unaudited)
CURRENT ASSETS:
Cash                                                 $   284,433            $   281,492
Accounts receivable, sponsorships                        927,137                148,971
Accrued interest receivable, AFL                          68,194                   --
AFL receivable, current portion                           18,288                121,324
Assets available for sale                                160,134                162,134
Inventory                                                 49,401                 42,443
Prepaid expenses                                         776,317                249,600
Other current assets                                      24,922                 24,922
                                                     -----------            -----------

                    Total Current Assets               2,308,826              1,030,886
                                                     -----------            -----------

PROPERTY AND EQUIPMENT, at cost, net                     551,309                558,918

EQUITY INVESTMENT IN AFL                               4,032,650              4,032,650

AFL RECEIVABLE, net of current portion                 1,116,171              1,116,171

MEMBERSHIP COST, net                                   2,263,188              2,282,500

AF2 TEAM INVESTMENTS                                   1,110,026              1,110,026

PURCHASE PRICE IN EXCESS OF ASSETS ACQUIRED            1,556,000              1,556,000

OTHER ASSETS                                             158,134                158,134
                                                     -----------            -----------
TOTAL ASSETS                                         $13,096,304            $11,845,285
                                                     ===========            ===========


                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                             3


                                 THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                  CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                   LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                  December 31, 2001     September 30, 2001
                                                                  -----------------     ------------------
                                                                    (Unaudited)

CURRENT LIABILITIES:
              Accounts payable and accrued expenses                $    781,560            $    858,872
              Note payable-acquisition, current portion               1,166,666                 583,333
              Note payable-bank                                         700,000                 700,000
              Note payable-related party                                175,000                 175,000
              Deferred revenue                                        2,060,954                 619,643
              Accounts payable, related party                            36,000                  36,000
              Due to AFL/AF2                                             50,000                 124,000
                                                                   ------------            ------------

                          Total Current Liabilities                   4,970,180               3,096,848
                                                                   ------------            ------------

NOTE PAYABLE-ACQUISITION, net of current portion                        583,334               1,166,667

DUE TO AFL, net of current portion                                      200,000                 200,000
                                                                   ------------            ------------

                                                                      5,753,514               4,463,515
                                                                   ------------            ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A COMMON STOCK                                         750,000                 750,000

STOCKHOLDERS' EQUITY:
              Preferred stock, 1,500,000 shares authorized; none
                  issued or outstanding                                    --                      --
              Class A Common Stock, 15,000,000 shares
                  authorized; 7,039,110 and 6,720,710 issued and     13,039,957              12,581,457
                  outstanding, respectively
              Class B Common Stock, 1,000 shares authorized;
                  1,000 issued and outstanding                            5,000                   5,000
              Additional paid-in capital                              3,361,903               3,102,903
              Accumulated (deficit)                                  (9,814,070)             (9,057,590)
                                                                   ------------            ------------

                          Total Stockholders' Equity                  6,592,790               6,631,770
                                                                   ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 13,096,304            $ 11,845,285
                                                                   ============            ============


                              SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                    4



                        THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  For the Three          For the Three
                                                   Months Ended           Months Ended
                                                December 31, 2001      December 31, 2000
                                                -----------------      -----------------
                                                   (Unaudited)            (Unaudited)

REVENUES:
      Advertising and promotion                    $       828           $     5,359
      League                                            44,092               104,167
      Other                                               --                   3,776
                                                   -----------           -----------

           Total Revenue                                44,920               113,302
                                                   -----------           -----------

COSTS AND EXPENSES:
      Selling and promotional                              729                 1,958
      Trade expenses                                    57,933                27,200
      General and administrative                       556,757               425,986
      Telemarketing                                       --                   1,019
      Amortization                                      19,312                12,437
      Depreciation                                       7,609                14,898
                                                   -----------           -----------

           Total Costs and Expenses                    642,340               483,498
                                                   -----------           -----------

OPERATING INCOME (LOSS)                               (597,420)             (370,196)
                                                   -----------           -----------

OTHER INCOME (EXPENSES):
      Interest expense                                 (36,751)              (31,824)
      Interest income                                      947                   916
      Interest income, AFL                              68,194                89,642
      Loan Fees                                       (191,450)                 --
                                                   -----------           -----------

           Net Other Income (Expense)                 (159,060)               58,734
                                                   -----------           -----------

NET (LOSS)                                         $  (756,480)          $  (311,462)
                                                   ===========           ===========

NET (LOSS) PER SHAREBASIC AND DILUTED              $     (0.11)          $     (0.06)
                                                   ===========           ===========

Weighted Average Number of Common
    Shares Outstanding, basic and diluted            6,784,781             5,369,189
                                                   ===========           ===========


                     SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                           5



                                     THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           For the Three          For the Three
                                                                           Months Ended           Months Ended
                                                                         December 31, 2001      December 31, 2000
                                                                         -----------------      -----------------
                                                                            (Unaudited)            (Unaudited)


CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net (loss)                                                                 $  (756,480)           $  (311,462)
Adjustments to reconcile net (loss) to net cash from operating activities:
             Depreciation and amortization                                      26,921                 27,335
             Issuance of Class A common stock for loan fees                       --                  156,250
             Class A common stock purchase warrants issued for services        259,000                   --
             Changes in assets and liabilities:
             Accounts receivable                                              (778,166)                47,230
             AFL, Interest income receivable                                   (68,194)                  --
             Employee receivable                                                  --                   (2,931)
             Inventory                                                          (6,958)                (7,197)
             Prepaid expenses                                                 (526,717)              (426,161)
             Litigation reimbursement receivable                                  --                  114,000
             Other assets                                                         --                  (13,854)
             Accounts payable and accrued expenses                             (77,312)              (137,456)
             Due to AFL                                                        (74,000)                40,000
             Accounts payable and accrued expenses, related party                 --                  (10,765)
             Deferred revenue                                                1,441,311                666,716
                                                                           -----------            -----------

                        Net Cash Provided (Used) by Operating Activities      (560,595)               141,705
                                                                           -----------            -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
             Purchase of equipment                                                --                   (5,203)
             Acquisition of AF2 teams and assets available for sale               --               (2,987,019)
             Proceeds from the sale of assets available for sale                 2,000                   --
             Payments received-AFL note receivable                             103,036                 85,358
             Acquisition costs utilized                                           --                    2,984
                                                                           -----------            -----------

                        Net Cash Provided (Used) by Investing Activities       105,036             (2,903,880)
                                                                           -----------            -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
             Proceeds from issuance of Class A common stock                    458,500                   --
             Proceeds from note payable-bank                                      --                1,000,000
             Proceeds from note payable-acquisition                               --                1,750,000
                                                                           -----------            -----------

                        Net Cash Provided (Used) by Financing Activities       458,500              2,750,000
                                                                           -----------            -----------

INCREASE (DECREASE) IN CASH                                                      2,941                (12,175)

Cash and Cash Equivalents at Beginning of Period                               281,492                290,708
                                                                           -----------            -----------

Cash and Cash Equivalents at End of Period                                 $   284,433            $   278,533
                                                                           ===========            ===========

Supplemental Disclosure of Cash Flow Information:
             Cash paid during the period for:
             Interest                                                      $     7,438            $      --
                                                                           ===========            ===========

             Taxes                                                         $      --              $      --
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

In the opinion of management, the unaudited interim financial statements for the three months ended December 31, 2001 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three months ended December 31, 2001 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended September 30, 2001.

Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current year.

Prior to October 18, 2000, the operations of the Company included only the operations of Predators. Subsequently, the Company formed Predators as a separate corporation and assigned the football operations to Predators. In 2000, the Company formed Peoria Professional Football, Inc. (Peoria) and acquired the right to operate an af2 (a minor league system of the AFL) team in Peoria, Illinois. The accounting policies of Predator and Peoria are identical to the prior policies of the Company. In addition to the rights to Peoria, the Company acquired the rights to operate two additional teams in af2 markets formerly controlled by the Indoor Football League, Inc. (IFL), a competing indoor football league. The Company also acquired assets of the IFL, including indoor playing fields and office equipment. These assets have been classified as available for sale.

NOTE 2 - CONTINGENCIES

The AFL is party to a number of lawsuits arising in the normal course of business. The Company is contingently liable for its share of the outcomes.

NOTE 3 - COMMON STOCK

In December 2001, the Company completed private placements for the sale of 262,000 shares of Class A Common Stock for proceeds of $458,500 and paid offering costs in the form of 56,400 shares of Class A Common Stock.

NOTE 4 - LOAN FEES

The Company has accrued loan fees payable in 70,000 shares of Class A Common Stock valued at the fair market value on the date they are issuable of $194,600. The loan fees are payable to the Company's Chief Executive Officer, a director of the Company and an employee/significant stockholder who is a former officer and director of the Company for pledging collateral for the Company's $700,000 bank note.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS



NOTE 5-SUBSEQUENT EVENTS

A-IFL Transaction

The Company is negotiating a reduced purchase price of the assets acquired from IFL Acquisition Co. (IFLA), a wholly owned subsidiary of Arenafootball 2 (af2). Management anticipates completion of a revised agreement by the end of February 2002.

B-Notes Payable

The Company is in the process of completing a private placement of a maximum of $2,500,000 in notes payable. The notes bear interest at 9.5% and principal and interest are due 18 months after the note date. The Company will grant warrants to the note holders to purchase 30,000 shares (for each $100,000 in principal balance) of the Company's Class A Common Stock for $2.75 per share, which are exercisable until February 1, 2006. If the Company repays the loans within one year, warrants to purchase 10,000 shares (for each $100,000 of principal balance) of the Company's Class A Common Stock will be cancelled. The Company will compute the fair market value of the warrants and will amortize the cost over the note period. The notes are collateralized by the Company's two non-voting equity interests in the Arena Football League and the Company's af2 memberships for Peoria, Illinois and Green Bay, Wisconsin. As of February 12, 2002, the Company has received loans of $1,000,000.

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company is in the sports and entertainment business and (i) owns and operates the Orlando Predators (the Predators), a professional arena football team of the Arena Football League (the AFL or the League), (ii) owns an additional 8% revenue interest in the League (in addition to its 4% League ownership through the Predators) and (iii) owns and operates the Peoria Pirates (Pirates), a minor league professional arena football team of the arenafootball2 League (af2). Arena football is played in an indoor arena on a padded 50-yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting.

The Company's strategy is to participate through the operation of the Predators and Pirates and through its league ownership in what the Company believes will be continued significant growth of the AFL which in turn is expected to result in increased revenue to the Company generated from (i) national (League) and regional (team) broadcast contracts, (ii) national league sponsorship contracts,
(iii) the sale of additional League Membership fees, and (iv) increased fan attendance at AFL and af2 games including Predators' and Pirates' games, together with appreciation in the value of the Predators as an AFL team and the Pirates as an af2 team. The trend toward ongoing League growth was evidenced by a February 1999 announcement by the National Football League (NFL) that it had obtained an option to purchase up to 49.9% of the League.

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

In August 1998, the Company purchased an additional two equity interests in the Arena Football League for $6,000,000 (Nth Agreement). The $6 million will be repaid to the Company by distributions from the League related to these two equity interests or Nths. The League currently owes the Company $1.1 million in note payments.

In May 1999, the Company entered into a non-binding letter of intent to acquire United Sports Ventures, Inc. (USV). USV wholly or partially owns and operates the Quad City Mallards, the Rockford Ice Hogs and the Missouri River Otters of the United Hockey League and the Mobile Bay Bears (AA) professional baseball club. The Company terminated the letter of intent with USV in June 2000, but retained the Company's senior management to oversee the operations of OPE in a management agreement.

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

In April 2000, the Company settled a dispute with the League regarding the payment terms of the Nth Agreement. As a result the Company will receive a guaranteed amount of $480,000 per year and all additional monies received from the League will go to the repayment of the remaining approximate $1.1 million owed to the Company. Subsequently, the Company will continue to receive their pro rata share of League revenues. When the entire debt is repaid to the Company, only then will the Company begin to recognize the additional 2 Nths' distributions as revenue.

In October 2000, the Company entered into an agreement with IFL Acquisition Co., LLC (IFLA), a wholly owned subsidiary of af2 Enterprises, LLC (af2). The Company acquired the rights to three af2 memberships, all of the tangible assets of the Indoor Football League (which were acquired by IFLA under a separate agreement), the first $1,000,000 in expansion revenues received by af2 for memberships in former Indoor Football League markets. The Company filed af2 applications for Peoria, IL, Bismarck, ND and Green Bay, WI. In 2001, the Company began play in Peoria (Pirates), and will begin play in 2003 in Green Bay and in 2004 in Bismarck. The Company expects all af2 operations to be profitable. In June 2000, the Company changed its fiscal year end from December 31 to September 30 for financial statement purposes only. In September 2001, the Company changed its tax year-end to conform.

Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.


Results of Operations

Three Months Ended December 31, 2001 Compared To The Three Months Ended December 31, 2000

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season (April through August).

Revenues for the three months ended December 31, 2001 were $44,920 compared to $113,302 for the three months ended December 31, 2000 due to fewer AFL expansion memberships sold during the three months ended December 31, 2001 and reduced merchandise sales.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses were $729 for the three months ended December 31, 2001 compared to $1,958 for the three months ended December 31, 2000. These expenses were related to selling team merchandise.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $556,757 increased by $130,771 or 30% for the three months ended December 31, 2001 compared to $425,986 for the three months ended December 31, 2000. The increase was due to the recording of the fair market value of options granted to USV for the termination of its management contract with the Company of $259,000. The Company reduced its costs during the three months ended December 31, 2001 related to corporate payroll due to a reduction in staff.

Interest Income/Expense
-----------------------
Interest income during the three months ended December 31, 2001 was $69,141 as compared to $90,558 for the three months ended December 31, 2000. The decrease in interest income is due to the reduction in principle balance of the note receivable from the AFL during 2001.

Interest expense during the three months ended December 31, 2001 was $36,751 as compared to $31,824 for the prior period. The interest expense is attributable to the notes payable assumed under the acquisition agreement with IFLA during the year ended September 30, 2001.

Loan Fees
---------

The Company has accrued loan fees payable in 70,000 shares of Class A Common Stock valued at the fair market value on the date they are issuable of $194,600. The loan fees are payable to the Company's Chief Executive Officer, a director of the Company and an employee/significant stockholder who is a former officer and director of the Company for pledging collateral for the Company's $700,000 bank note.

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

In October through December of 2001, the Company completed private placements for the sale of 262,000 shares of the Company's Class A Common Stock for net proceeds of $458,500.

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

PART II.  OTHER INFORMATION AND SIGNATURES
--------  --------------------------------


ITEM 1.  LEGAL PROCEEDINGS
None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS FOR WORKING CAPITAL

In December 2001, the Company completed private placements for the sale of 262,000 shares of Class A Common Stock for proceeds of $458,500 and paid offering costs in the form of 56,400 shares of Class A Common Stock for working capital.

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


                                            THE ORLANDO PREDATORS ENTERTAINMENT,
                                            INC.
                                            Registrant

                                            /s/  John H. Pearce
                                            -----------------------------------
                                                 John H. Pearce Chief Financial
                                                 Officer


Date:  February 14, 2002