Form 10QSB
period 2002-03-31
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2002-05-15
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 14, 2002 7,393,174 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

Transitional Small Business Disclosure format: Yes[ ] No [X]

                      ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   FORM 10-QSB


                                      INDEX

Part I     Financial Information                                           Page

     Item 1.  Financial Statements:

     Balance Sheets as of March 31, 2002 and September 30, 2001           3-4

     Statements of Operations for the Three and Six Months Ended
         March 31, 2002 and 2001                                            5

     Statements of Cash Flows for the
         Six Months Ended March 31, 2002 and 2001                           6

     Notes to Financial Statements                                          7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                9

Part II    Other Information and Signatures                                14



                         THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                CONSOLIDATED BALANCE SHEETS

                                          ASSETS


                                                     March 31, 2002           September 30, 2001
                                                     --------------           ------------------
                                                      (Unaudited)
CURRENT ASSETS:
Cash                                                  $ 1,095,686                $   281,492
Accounts receivable, sponsorships                       1,872,873                    148,971
Accrued interest receivable, AFL                          108,669                       --
AFL receivable, current portion                              --                      121,324
af2 expansion fees receivable                             109,697                       --
Assets Available for sale                                 158,634                    162,134
Inventory                                                  56,397                     42,443
Prepaid expenses                                        2,167,087                    249,600
Other current assets                                       26,024                     24,922
                                                      -----------                -----------

                    Total Current Assets                5,595,067                  1,030,886
                                                      -----------                -----------

PROPERTY AND EQUIPMENT, at cost, net                      571,069                    558,918

EQUITY INVESTMENT IN AFL                                4,032,650                  4,032,650

AFL RECEIVABLE, net of current portion                  1,116,171                  1,116,171

MEMBERSHIP COST, net                                    2,263,188                  2,282,500

AF2 TEAM INVESTMENTS                                    1,110,026                  1,110,026

PURCHASE PRICE IN EXCESS OF ASSETS ACQUIRED                  --                    1,556,000

OTHER ASSETS                                              159,934                    158,134
                                                      -----------                -----------

TOTAL ASSETS                                          $14,848,105                $11,845,285
                                                      ===========                ===========


                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                  THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                         March 31, 2002        September 30, 2001
                                                                         --------------        ------------------
                                                                          (Unaudited)
CURRENT LIABILITIES:
              Accounts payable and accrued expenses                       $    338,370            $    858,872
              Note payable-acquisition, current portion                           --                   583,333
              Note payable-bank                                                   --                   700,000
              af2 expansion fees payable                                       200,000                    --
              Note payable-related party                                          --                   175,000
              Deferred revenue                                               3,856,546                 619,643
              Accounts payable, related party                                     --                    36,000
              Due to AFL/AF2                                                    50,000                 124,000
                                                                          ------------            ------------

                          Total Current Liabilities                          4,444,916               3,096,848
                                                                          ------------            ------------

NOTE PAYABLE-ACQUISITION, net of current portion                                  --                 1,166,667

BRIDGE LOANS PAYABLE                                                         2,500,372                    --

DUE TO AFL, net of current portion                                             200,000                 200,000
                                                                          ------------            ------------

                                                                             7,145,288               4,463,515
                                                                          ------------            ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A COMMON STOCK                                                   --                   750,000


STOCKHOLDERS' EQUITY:
              Preferred stock, 1,500,000 shares authorized; none
                  issued or outstanding                                           --                      --
              Class A Common Stock, 15,000,000 shares
                  authorized; 7,393,174 and 6,720,710 issued and            13,907,532              12,581,457
                  outstanding, respectively
              Class B Common Stock, 1,000 shares authorized;
              1,000 issued and outstanding                                       5,000                   5,000
              Additional paid-in capital                                     4,256,512               3,102,903
              Accumulated (deficit)                                        (10,466,227)             (9,057,590)
                                                                          ------------            ------------

                          Total Stockholders' Equity                         7,702,817               6,631,770
                                                                          ------------            ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 14,848,105            $ 11,845,285
                                                                          ============            ============


                                   SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                          THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                            CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the Three       For the Three      For the Six         For the Six
                                                   Months Ended        Months Ended      Months Ended        Months Ended
                                                  March 31, 2002      March 31, 2001    March 31, 2002      March 31, 2001
                                                  --------------      --------------    --------------     ---------------
                                                   (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
REVENUES:
      Advertising and promotion                    $     1,658        $   143,047        $     2,486        $   148,406
      Ticket                                              --              184,831               --              184,831
      Concession                                          --               13,542               --               13,542
      League                                              --               60,000             44,092            164,167
      Telemarketing                                       --               11,383               --               11,383
      Other                                               --               60,765               --               64,541
                                                   -----------        -----------        -----------        -----------

             Total Revenue                               1,658            473,568             46,578            586,870
                                                   -----------        -----------        -----------        -----------

COSTS AND EXPENSES:
      Selling and promotional                             --               28,205                728             30,163
      Operations                                          --               92,336               --               92,336
      League assessments                                  --                3,750               --                3,750
      Trade expenses                                    67,593            162,705            125,526            189,905
      General and administrative                       396,233            325,445            952,991            751,431
      Telemarketing                                       --                9,434               --               10,453
      Gain on assets available for sale                   --              (25,600)              --              (25,600)
      Loss on disposal of equipment                      2,288               --                2,288               --
      Amortization                                        --               19,187             19,312             31,624
      Depreciation                                       7,203             14,898             14,812             29,796
                                                   -----------        -----------        -----------        -----------

             Total Costs and Expenses                  473,317            630,360          1,115,657          1,113,858
                                                   -----------        -----------        -----------        -----------

OPERATING (LOSS)                                      (471,659)          (156,792)        (1,069,079)          (526,988)
                                                   -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSES):
      Interest expense                                 (45,729)           (47,777)           (82,480)           (79,601)
      Interest income                                    1,392              6,134              2,339              7,050
      Interest income, AFL                              64,705             74,818            132,899            164,460
      Loan fees                                       (200,866)          (176,250)          (392,316)          (176,250)
                                                   -----------        -----------        -----------        -----------

             Net Other Income (Expense)               (180,498)          (143,075)          (339,558)           (84,341)
                                                   -----------        -----------        -----------        -----------

NET (LOSS)                                         $  (652,157)       $  (299,867)       $(1,408,637)       $  (611,329)
                                                   ===========        ===========        ===========        ===========

NET (LOSS) PER SHARE-BASIC AND DILUTED             $     (0.09)       $     (0.05)       $     (0.20)       $     (0.11)
                                                   ===========        ===========        ===========        ===========

Weighted Average Number of Common
    Shares Outstanding, basic and diluted            7,221,986          5,730,673          7,000,981          5,532,458
                                                   ===========        ===========        ===========        ===========


                                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS




                                     THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Six          For the Six
                                                                               Months Ended         Months Ended
                                                                              March 31, 2002       March 31, 2001
                                                                              --------------       -------------
                                                                               (Unaudited)          (Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net Income (loss)                                                              $(1,408,637)         $  (611,329)
Adjustments to reconcile net income (loss) to net cash from operating activities:
              Depreciation and amortization                                         34,124               61,420
              Issuance of Class A common stock for loan fees                       234,500              156,250
              Issuance of Class A common stock purchase warrants
                for services                                                       259,000                 --
              Issuance of Class A common stock purchase warrants
                for loan fees                                                      894,610                 --
              Loss on retirement of assets                                           2,288                 --
              Changes in assets and liabilities:
              Accounts receivable                                               (1,723,902)          (1,126,865)
              AFL, Interest income receivable                                     (108,669)             (66,920)
              Inventory                                                            (13,954)             (58,742)
              Prepaid expenses                                                  (1,917,487)          (1,007,669)
              Litigation reimbursement receivable                                     --                114,000
              Other assets                                                          (2,902)             (80,362)
              Accounts payable and accrued expenses                               (376,125)              68,656
              Due to AFL                                                           (74,000)                --
              Accounts payable and accrued expenses, related party                 (36,000)                --
              Deferred revenue                                                   3,236,903            2,584,832
                                                                               -----------          -----------

                          Net Cash Provided (Used) by Operating Activities      (1,000,251)              33,271
                                                                               -----------          -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
              Purchase of equipment                                                (29,251)            (250,240)
              Acquisition of af2 teams and assets available for sale                  --             (2,987,019)
              Due from af2 for IFL expansion markets                                  --                 75,000
              Proceeds from the sale of assest available for sale                    3,500              141,932
              Payments received-AFL note receivable                                121,324              197,460
              Acquisition costs utilized                                              --                 (2,984)
                                                                               -----------          -----------

                          Net Cash Provided (Used) by Investing Activities          95,573           (2,825,851)
                                                                               -----------          -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
              Proceeds from issuance of Class A common stock                       493,500              578,813
              Proceeds from note payable-bank                                         --              1,000,000
              Proceeds from note payable-acquisition                                  --              1,750,000
              Repayment of note payable-acquisition                               (400,000)                --
              Repayment of note payable-bank                                      (700,000)            (300,000)
              Proceeds from bridge loans                                         2,325,372                 --
              Payment of offering costs                                               --                (57,884)
                                                                               -----------          -----------

                          Net Cash Provided (Used) by Financing Activities       1,718,872            2,970,929
                                                                               -----------          -----------

INCREASE (DECREASE) IN CASH                                                        814,194              178,349

Cash and Cash Equivalents at Beginning of Period                                   281,492              290,708
                                                                               -----------          -----------

Cash and Cash Equivalents at End of Period                                     $ 1,095,686          $   469,057
                                                                               ===========          ===========

Supplemental Disclosure of Cash Flow Information:
              Cash paid during the period for:
              Interest                                                         $    18,907          $    21,735
                                                                               ===========          ===========
              Taxes                                                            $      --            $      --
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

In the opinion of management, the unaudited interim financial statements for the three and six months ended March 31, 2002 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and six months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended September 30, 2001.

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

NOTE 3 - COMMON STOCK

In December 2001and January 2002, the Company completed private placements for the sale of 338,400 shares of Class A Common Stock for proceeds of $493,500 and paid offering costs in the form of 56,400 shares of Class A Common Stock.

NOTE 4 - LOAN FEES

The Company has issued 84,778 shares of Class A Common Stock valued at the fair market value on the date they were issued of $234,500. The stock issued for loan fees were issued to the Company's Chief Executive Officer, a former director of the Company and an employee/significant stockholder who is a former officer and director of the Company for pledging collateral for the Company's $700,000 bank note.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5-IFL TRANSACTION

The Company negotiated a reduced purchase price of the assets acquired from IFL Acquisition Co. (IFLA), a wholly owned subsidiary of Arenafootball 2 (af2). The following is the reallocation of the purchase based upon the negotiated reduced purchase price:

Three af2 memberships                                               $ 1,500,000
Tangible property                                                       469,000
Receivable from IFL Acquisition Co for af2 expansion revenue            184,697
Forgiveness of accrued interest expense                                 144,375
                                                                    -----------
                                                                      2,298,072
Less:
Class A Common Stock                                                   (598,072)
Cash payment                                                           (400,000)
af2 expansion fees payable                                             (200,000)
Credit to buyer for territory release payment                           (25,000)
Credit to buyer for season ticket prepayments                          (226,165)
                                                                     -----------

Cash paid at original closing                                        $   848,835
                                                                     ===========


The reduced purchase price reflects a cash payment of $400,000 on February 15, 2002 in exchange for the cancellation of a $1,750,000 note payable to the former owners of the Indoor Football League (IFL), which bore interest at 6% per year and the forgiveness of accrued interest payable under the note of $144,375. The IFL also relinquished its option to return the 214,286 shares of the Company's Class A Common Stock at a rate of $3.50 per share in exchange for an additional 35,000 shares of the Company's Class A Common Stock. The 214,286 and 35,000 shares have been valued at their fair market values on the dates that they were issuable. The Company has agreed to pay the IFL the first $200,000 it receives in expansion fees distributed by af2 for expansion in former IFL territories and the first $100,000 it might have received from an AFL/NFL transaction. The NFL did not exercise its option to purchase up to 49.9% of the AFL and therefore, no adjustment has been made to the purchase price. The Company has allocated the revised purchase price to reflect $184,697 of expansion fees receivable from af2 for expansion in former IFL territories rather than purchase price in excess of assets acquired.


NOTE 6-NOTES PAYABLE

The Company completed a private placement of $2,500,372 in notes payable in March 2002. The notes bear interest at 9.5% and principal and interest are due 18 months after the note date. The Company granted warrants to the note holders to purchase a total of 500,074 shares of the Company's Class A Common Stock for $2.75 based upon 30,000 shares for each $100,000 in principal balance, which are exercisable until February 1, 2006. As part of the private placement, an employee/significant stockholder and former officer and director of the Company, converted a note payable of $175,000 to a note payable in the private placement. If the Company repays the loans within one year, warrants to purchase 10,000 shares (for each $100,000 of principal balance) of the Company's Class A Common Stock will be cancelled. The Company computed the fair market value of the warrants utilizing the Black-Scholes model and will amortize the cost over the note period. The warrants have been valued at $894,610 and the significant assumptions used in the calculation of the warrants were a risk free interest rate of 4.03% an average volatility of 82% and an average life of four years. The notes are collateralized by the Company's two non-voting equity interests in the Arena Football League and the Company's af2 memberships for Peoria, Illinois and Green Bay, Wisconsin. During the six months ended March 31, 2002, the Company has expensed $102,586 as loan fees and has recorded $792,023 as prepaid loan fees.

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

NBC Sports and the Arena Football League have reached an agreement to become revenue-sharing partners in an historic national television contract beginning with the 2003 season. The AFL season will begin on February 2 and conclude with ArenaBowl XVII on Sunday, June 22, 2003. NBC's regular season broadcasts will be shown live on Sunday afternoons with up to four regional telecasts each week. While NBC will be the exclusive national broadcaster of AFL games and there is no national cable partner in the deal, AFL teams' local television agreements will continue on a non-conflicting basis. All Playoff Games will be broadcast live on Saturdays and Sundays beginning with the AFL's Wild Card games on the weekend of May 24-25, 2003 and culminating with ArenaBowl XVII on June 22, 2003. The AFL will have a total of 22 broadcasts (15 regular season games with up to four regional exposures, plus seven postseason games) on NBC encompassing a total of 71 games (including all playoff games and ArenaBowl), resulting in over 55 hours of live programming each year.

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

Results of Operations

Three Months Ended March 31, 2002 Compared To The Three Months Ended March 31, 2001

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season (generally April through August). During the three months ended March 31, 2001, the Predators played one home game and the Pirates played one away game.

Revenues for the three months ended March 31, 2002 were $1,658 compared to $473,568 for the three months ended March 31, 2001. The reduction was principally due to the teams not playing any games in 2002 as compared to one home game for the Predators and one away game for the Pirates which generated revenues of $341,420, distributions related to AFL expansion memberships sold during the three months ended March 31, 2002 of $60,000 and other miscellaneous income of $60,765. In addition the telemarketing department generated $11,383 of revenues during the three months ended March 31, 2001 compared to $0 during the three months ended March 31, 2002. Management anticipates increasing revenues in the telemarketing department by contracting to sell season tickets for other sports teams.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses were $0 for the three months ended March 31, 2002 compared to $28,205 for the three months ended March 31, 2001. The Predators have agreed to have the sales of team merchandise managed by an outside party. The Company anticipates a reduction in inventory costs from this agreement. The reduction in selling and promotional expenses is a result of no games played during the three months ended March 31, 2002.

Operations
----------
Operating expenses were $0 for the three months ended March 31, 2002 compared to $92,336 for the three months ended March 31, 2001. Operating expenses consist primarily of player and coaching staff salaries and benefits and game production costs. The reduction in operating expenses is a result of no games played during the three months ended March 31, 2002.

Trade Expenses
--------------
Trade expenses were $67,593 for the three months ended March 31, 2002 compared to $162,705 for the three months ended March 31, 2001. The teams trade sponsorship opportunities at home games in exchange for goods or services. The value of trade expenses are expensed as incurred, while trade revenues are recognized when home games are played. The expenses during the three months ended March 31, 2002 consisted primarily of wireless phone services, web site and computer maintenance and furniture rentals. Trade expenses during the three months ended March 31, 2001 also included medical services, player housing, team meals, and selling and promotional item production. The reduction in trade expenses is a result of no games played during the three months ended March 31, 2002.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $396,233 increased by $70,788 or 22% for the three months ended March 31, 2002 compared to $325,445 for the three months ended March 31, 2001. The increase was primarily due to legal fees associated with the Company's successful defense of a law suit by a former sponsor of the Predators, increased accounting and other professional fees and increased rent expense. Management believes that general and administrative expenses will be lower in future periods due to decreased staffing and other cost cutting procedures.

Interest Income/Expense
-----------------------
Interest income and interest income AFL were $1,392 and $64,705, respectively during the three months ended March 31, 2002 as compared to $6,134 and $74,818, respectively for the three months ended March 31, 2001. The decrease in interest income is due to reduced cash balances during the three months ended March 31, 2002 and payments on the principle balance of the note receivable from the AFL during 2001.

Interest expense during the three months ended March 31, 2002 was $45,729 as compared to $47,777 for the prior period. The interest expense is attributable to the notes payable assumed under the acquisition agreement with IFLA during the year ended September 30, 2001 and the bridge loans that closed in March 2002.

Loan Fees
---------
The Company had loan fees that were paid in 84,778 shares of Class A Common Stock valued at the fair market value on the date they were issuable of $234,500. The loan fees were paid to the Company's Chief Executive Officer, a former director of the Company and an employee/significant stockholder who is a former officer and director of the Company for pledging collateral for the Company's $700,000 bank note. In addition, the Company granted warrants to purchase 500,074 shares of the Company's Class A Common Stock in connection with its bridge loan financing which were valued utilizing the Black-Scholes model totaling $894,610. During the three months ended March 31, 2002, the Company expensed $102,586 and is amortizing the loan fees over the 18 month period of the loan.

Six Months Ended March 31, 2002 Compared To The Six Months Ended March 31, 2001

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season (generally April through August). During the six months ended March 31, 2001, the Predators played one home game and the Pirates played one away game.

Revenues for the six months ended March 31, 2002 were $46,578 compared to $586,870 for the six months ended March 31, 2001. The reduction was principally due to the teams not playing any games in 2002 as compared to one home game for the Predators and one away game for the Pirates which generated revenues of $341,420, distributions related to AFL expansion memberships sold during the six months ended March 31, 2002 of $164,167 compared to $44,093 and other miscellaneous income of $64,541. In addition the telemarketing department generated $11,383 of revenues during the six months ended March 31, 2001 compared to $0 during the six months ended March 31, 2002. Management anticipates increasing revenues in the telemarketing department by contracting to sell season tickets for other sports teams.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses were $728 for the six months ended March 31, 2002 compared to $30,163 for the six months ended March 31, 2001. During 2002, the Predators agreed to have the sales of team merchandise managed by an outside party. The Company anticipates a reduction in inventory costs from this agreement. The reduction in selling and promotional expenses is a result of no games played during the six months ended March 31, 2002.

Operations
----------
Operating expenses were $0 for the six months ended March 31, 2002 compared to $92,336 for the six months ended March 31, 2001. Operating expenses consist primarily of player and coaching staff salaries and benefits and game production costs. The reduction in operating expenses is a result of no games played during the six months ended March 31, 2002.

Trade Expenses
--------------
Trade expenses were $125,526 for the six months ended March 31, 2002 compared to $189,905 for the six months ended March 31, 2001. The teams trade sponsorship opportunities at home games in exchange for goods or services. The value of trade expenses are expensed as incurred, while trade revenues are recognized when home games are played. The expenses during the six months ended March 31, 2002 consisted primarily of wireless phone services, web site and computer maintenance and furniture rentals. Trade expenses during the six months ended March 31, 2001 also included medical services, player housing, team meals, and selling and promotional item production. The reduction in trade expenses is a result of no games played during the six months ended March 31, 2002.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $952,991 increased by $70,788 or 27% for the six months ended March 31, 2002 compared to $751,431 for the six months ended March 31, 2001. The increase was primarily due to legal fees associated with the Company's successful defense of a law suit by a former sponsor of the Predators, increased accounting and other professional fees and increased rent expense. The increase was also due to the recording of the fair market value of options granted to USV for the termination of its management contract with the Company of $259,000. Management believes that general and administrative expenses will be lower in future periods due to decreased staffing and other cost cutting procedures.

Interest Income/Expense
-----------------------
Interest income and interest income AFL were $2,339 and $132,899, respectively during the six months ended March 31, 2002 as compared to $7,050 and $164,460, respectively for the six months ended March 31, 2001. The decrease in interest income is due to reduced cash balances during the six months ended March 31, 2002 and payments on the principle balance of the note receivable from the AFL during 2001

Interest expense during the six months ended March 31, 2002 was $82,480 as compared to $79,601 for the prior period. The interest expense is attributable to the notes payable assumed under the acquisition agreement with IFLA during the year ended September 30, 2001 and the bridge loans that closed in March 2002.

Loan Fees
---------
The Company had loan fees that were paid in 84,778 shares of Class A Common Stock valued at the fair market value on the date they were issuable of $234,500. The loan fees were paid to the Company's Chief Executive Officer, a former director of the Company and an employee/significant stockholder who is a former officer and director of the Company for pledging collateral for the Company's $700,000 bank note. In addition, the Company granted warrants to purchase 500,074 shares of the Company's Class A Common Stock in connection with its bridge loan financing which were valued utilizing the Black-Scholes model totaling $894,610. During the six months ended March 31, 2002, the Company expensed $102,586 and is amortizing the loan fees over the 18 month period of the loan.

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

The agreement was renegotiated in February 2002 and the financial statements reflect a reduced purchase price. The reduced purchase price reflects a cash payment of $400,000 on February 15, 2002 in exchange for the cancellation of a $1,750,000 note payable to the former owners of the Indoor Football League
(IFL), which bore interest at 6% per year and the forgiveness of accrued interest payable under the note of $144,375. The IFL also relinquished its option to return the 214,286 shares of the Company's Class A Common Stock at a rate of $3.50 per share in exchange for an additional 35,000 shares of the Company's Class A Common Stock. The 214,286 and 35,000 shares have been valued at their fair market values on the dates that they were issuable. The Company has agreed to pay the IFL the first $200,000 it receives in expansion fees distributed by af2 for expansion in former IFL territories and the first $100,000 it might have received from an AFL/NFL transaction. The NFL did not exercise its option to purchase up to 49.9% of the AFL and therefore, no adjustment has been made to the purchase price. The Company has allocated the revised purchase price to reflect $184,697 of expansion fees receivable from af2 for expansion in former IFL territories rather than purchase price in excess of assets acquired.

In January through September of 2001, the Company completed private placements for the sale of 1,132,044 shares of the Company's Class A Common Stock for net proceeds of $1,532,446.

In October 2001 through January 2002, the Company completed private placements for the sale of 338,400 shares of the Company's Class A Common Stock for net proceeds of $493,500.

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


                   PART II. OTHER INFORMATION AND SIGNATURES
                   -----------------------------------------

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS FOR WORKING CAPITAL

In January 2002, the Company completed private placements for the sale of 338,400 shares of Class A Common Stock for proceeds of $493,500 and paid offering costs in the form of 56,400 shares of Class A Common Stock for working capital.

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

                               THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                              Registrant



                               /s/  John H. Pearce
                                    --------------------------------------------
                                    John H. Pearce Chief Financial Officer





Date: May 15, 2002