Form 10QSB
period 2002-06-30
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2002-08-14
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   Form 10-QSB

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 12, 2002, 2002 7,394,840 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

Transitional Small Business Disclosure format: Yes[ ] No [X]

                      ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   FORM 10-QSB



                                      INDEX

Part I     Financial Information                                           Page

     Item 1.  Financial Statements:

     Balance Sheets as of June 30, 2002 and September 30, 2001             3-4

     Statements of Operations for the Three and Nine Months Ended
         June 30, 2002 and 2001                                             5

     Statements of Cash Flows for the
         Nine Months Ended June 30, 2002 and 2001                           6

     Notes to Financial Statements                                          7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                10

Part II    Other Information and Signatures                                 15

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                       June 30,   September 30,
                                                         2002         2001
                                                     -----------   -----------
                                                     (Unaudited)

CURRENT ASSETS:


Cash                                                 $   132,424   $   281,492
Accounts receivable, sponsorships                        659,258       148,971
AFL receivable, current portion                             --         121,324
af2 expansion fees receivable                            109,697          --
Assets available for sale                                 25,000       162,134
Inventory                                                 29,976        42,443
Prepaid expenses                                       1,018,720       249,600
Other current assets                                       6,667        24,922
                                                     -----------   -----------
                    Total Current Assets               1,981,742     1,030,886
                                                     -----------   -----------
PROPERTY AND EQUIPMENT, at cost, net                     461,647       558,918

INVESTMENT IN AFL                                      4,032,650     4,032,650

AFL RECEIVABLE, net of current portion                 1,036,009     1,116,171

MEMBERSHIP COST, net                                   2,263,188     2,282,500

AF2 TEAM INVESTMENTS                                   1,110,026     1,110,026

PURCHASE PRICE IN EXCESS OF ASSETS ACQUIRED                 --       1,556,000

OTHER ASSETS                                             159,934       158,134
                                                     -----------   -----------

TOTAL ASSETS                                         $11,045,196   $11,845,285
                                                     ===========   ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                             THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                              CONSOLIDATED BALANCE SHEETS (CONTINUED)

                               LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                        June 30,     September 30,
                                                                          2002           2001
                                                                      -----------     -----------
                                                                      (Unaudited)


CURRENT LIABILITIES:
              Accounts payable and accrued expenses                  $    515,698    $    858,872
              Note payable - acquisition, current portion                    --           583,333
              Note payablebank                                               --           700,000
              af2 expansion fees payable                                  200,000            --
              Note payablerelated party                                      --           175,000
              Deferred revenue                                            572,393         619,643
              Accounts payable, related party                                --            36,000
              Due to AFL/AF2                                                7,000         124,000
                                                                     ------------    ------------
                          Total Current Liabilities                     1,295,091       3,096,848
                                                                     ------------    ------------
NOTE PAYABLEACQUISITION, net of current portion                              --         1,166,667

BRIDGE LOANS PAYABLE                                                    2,550,372            --

DUE TO AFL, net of current portion                                        200,000         200,000
                                                                     ------------    ------------
                                                                        4,045,463       4,463,515
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

REDEEMABLE CLASS A COMMON STOCK                                              --           750,000

STOCKHOLDERS' EQUITY:
              Preferred stock, 1,500,000 shares authorized; none
                  issued or outstanding                                      --              --
              Class A Common Stock, 15,000,000 shares
                  authorized;7,394,840 and 6,720,710 issued and        13,910,031      12,581,457
                  outstanding, respectively
              Class B Common Stock, 1,000 shares authorized;
                  1,000 issued and outstanding                              5,000           5,000
              Additional paidin capital                                 4,264,852       3,102,903
              Accumulated (deficit)                                   (11,180,150)     (9,057,590)
                                                                     ------------    ------------
                          Total Stockholders' Equity                    6,999,733       6,631,770
                                                                     ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 11,045,196    $ 11,845,285
                                                                     ============    ============


                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                4



                                         THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the Three      For the Three        For the Nine       For the Nine
                                                 Months Ended       Months Ended         Months Ended       Months Ended
                                                   June 30,           June 30,            June 30,            June 30,
                                                     2002               2001                2002                2001
                                                 -----------         -----------         -----------         -----------
                                                 (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)


REVENUES:
      Advertising and promotion                  $   994,207         $   510,570         $   996,693         $   546,096
      Ticket                                       1,735,559           1,647,863           1,735,559           1,832,694
      Concession                                     116,974              88,003             116,974             101,545
      League                                         338,000                --               382,092             164,167
      Trade Revenue                                1,185,102             886,049           1,185,102             998,929
      Telemarketing                                     --                  --                  --                11,383
      Other                                           22,264             (26,767)             22,264              37,774
                                                 -----------         -----------         -----------         -----------

            Total Revenue                          4,392,106           3,105,718           4,438,684           3,692,588
                                                 -----------         -----------         -----------         -----------

COSTS AND EXPENSES:
      Selling and promotional                        793,992             882,103             794,720             912,266
      Operations                                   2,059,290           1,576,773           2,059,290           1,669,109
      League assessments                             409,637             106,250             409,637             110,000
      Trade expenses                               1,027,475             691,718           1,153,001             881,623
      General and administrative                     459,229             271,929           1,412,220           1,023,360
      Telemarketing                                     --                (9,434)               --                 1,019
      (Gain) loss on assets available for sale       133,634              23,100             133,634              (2,500)
      Loss on disposal of equipment                    2,288                --                 2,288                --
      Amortization                                      --                24,019              19,312              55,643
      Depreciation                                   112,319              75,389             127,131             105,185
                                                 -----------         -----------         -----------         -----------

            Total Costs and Expenses               4,997,864           3,641,847           6,111,233           4,755,705
                                                 -----------         -----------         -----------         -----------

OPERATING (LOSS)                                    (605,758)           (536,129)         (1,672,549)         (1,063,117)
                                                 -----------         -----------         -----------         -----------

OTHER INCOME (EXPENSES):
      Interest expense                               (57,384)            (20,374)           (139,864)            (99,975)
      Interest income                                  1,467               4,968               3,806              12,018
      Interest income, AFL                            60,145              83,754             193,044             248,214
      Loan fees                                     (114,681)           (352,261)           (506,997)           (528,511)
      License fee revenue                               --                 5,000                --                 5,000
      Other                                             --                (3,378)               --                (3,378)
                                                 -----------         -----------         -----------         -----------

             Net Other Income (Expense)             (110,453)           (282,291)           (450,011)           (366,632)
                                                 -----------         -----------         -----------         -----------

NET (LOSS)                                       $  (716,211)        $  (818,420)        $(2,122,560)        $(1,429,749)
                                                 ===========         ===========         ===========         ===========

NET (LOSS) PER SHAREBASIC AND DILUTED            $      (.10)        $     (0.13)        $     (0.30)       $     (0.25)
                                                 ===========         ===========         ===========         ===========
Weighted Average Number of Common
    Shares Outstanding, basic and diluted          7,393,211           6,195,051           7,131,724           5,815,182
                                                 ===========         ===========         ===========         ===========


                                      SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                            5

                              THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Nine   For the Nine
                                                                         Months Ended   Months Ended
                                                                           June 30,       June 30,
                                                                            2002            2001
                                                                         -----------    -----------
                                                                         (Unaudited)    (Unaudited)

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
Net Income (loss)                                                        $(2,122,560)   $(1,429,749)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
           Depreciation and amortization                                     146,443        160,828
           Issuance of Class A common stock for loan fees                    234,500        156,250
           Class A common stock reserved for loan fees                          --          422,261
           Issuance of Class A common stock purchase warrants
             for services                                                    259,000           --
           Issuance of Class A common stock purchase warrants
             for loan fees                                                   902,950          6,250
           Loss on retirement of assets                                        2,288           --
           Loss on write-down of assets available for sale                   133,634           --
           Changes in assets and liabilities:
           Accounts receivable                                              (510,287)      (363,480)
           AFL, Interest income receivable                                      --         (150,674)
           Employee Receivable                                                (6,667)          (900)
           Inventory                                                          12,467        (53,228)
           Prepaid expenses                                                 (769,120)      (265,731)
           Litigation reimbursement receivable                                  --          114,000
           Other assets                                                       23,122        (69,151)
           Accounts payable and accrued expenses                            (198,797)       421,786
           Due to AFL                                                       (117,000)          --
           Accounts payable and accrued expenses, related party              (36,000)       (10,765)
           Deferred revenue                                                  (47,250)        60,750
                                                                         -----------    -----------

                     Net Cash Provided (Used) by Operating Act            (2,093,277)    (1,001,553)
                                                                         -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
           Purchase of equipment                                             (32,148)      (323,952)
           Acquisition of af2 teams and assets available for sale               --       (2,925,025)
           Proceeds from the sale of assets available for sale                 3,500        183,876
           Payments received - AFL note receivable                           201,486        197,460
           Acquisition costs utilized                                           --            2,984
                                                                         -----------    -----------

                     Net Cash Provided (Used) by Investing Activities        172,838     (2,864,657)
                                                                         -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
           Proceeds from issuance of Class A common stock                    495,999      1,272,012
           Proceeds from note payablebank                                       --        1,000,000
           Proceeds from note payable - acquisition                             --        1,750,000
           Proceeds from note payable - related party                           --          125,000
           Repayment of note payable - acquisition                          (400,000)          --
           Repayment of note payable - bank                                 (700,000)      (300,000)
           Proceeds from bridge loans                                      2,375,372           --
           Payment of offering costs                                            --         (132,815)
                                                                         -----------    -----------
                     Net Cash Provided (Used) by Financing Actities        1,771,371      3,714,197
                                                                         -----------    -----------

INCREASE (DECREASE) IN CASH                                                 (149,068)      (152,013)


Cash and Cash Equivalents at Beginning of Period                             281,492        290,708
                                                                         -----------    -----------

Cash and Cash Equivalents at End of Period                               $   132,424    $   138,695
                                                                         ===========    ===========

Supplemental Disclosure of Cash Flow Information:

           Cash paid during the period for:

           Interest                                                      $    18,907    $    57,594
                                                                         ===========    ===========
           Taxes                                                         $      --      $      --
                                                                         ===========    ===========


                           SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                 6

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

In the opinion of management, the unaudited interim financial statements for the three and nine months ended June 30, 2002 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended September 30, 2001.

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

In June 2002, an employee exercised options to purchase 1,666 shares of the Company's Class A Common Stock for proceeds of $2,499.

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

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - IFL TRANSACTION

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

NOTE 6 - NOTES PAYABLE

The Company completed a private placement of $2,500,372 in notes payable in March 2002. During the third quarter 2002, the Company received an additional $50,000. The notes bear interest at 9.5% and principal and interest are due 18 months after the note date. The Company granted warrants to the note holders to purchase a total of 510,074 shares of the Company's Class A Common Stock for $2.75 based upon 20,000 shares for each $100,000 in principal balance, which are exercisable until February 1, 2006. As part of the private placement, an employee/significant stockholder and former officer and director of the Company, converted a note payable of $175,000 to a note payable in the private placement. If the Company repays the loans within one year, warrants to purchase 10,000 shares (for each $100,000 of principal balance) of the Company's Class A Common Stock will be cancelled. The Company computed the fair market value of the warrants utilizing the Black-Scholes model and will amortize the cost over the note period. The warrants have been valued at $902,950 and the significant assumptions used in the calculation of the warrants were risk free interest rates of 3.74% to 4.03% an average volatility of 82% and an average life of four years. The notes are collateralized by the Company's two non-voting equity interests in the Arena Football League and the Company's af2 memberships for Peoria, Illinois and Green Bay, Wisconsin. During the nine months ended June 30, 2002, the Company has expensed $217,267 as loan fees and has recorded $685,683 as prepaid loan fees.

In July 2002, the Company's Board of Directors voted to increase the maximum offering in the private placement to a total of $3,850,000 under the same terms as the original agreement. In addition, the Company has agreed to grant warrants to purchase an additional 5,000 shares of the Company's Class A Common Stock for each $100,000 loaned to the existing note holders as an incentive to increase the maximum offering size. An additional $295,000 in funding has been received to date and 73,750 additional warrants have been issued. New note holders will receive warrants to purchase 25,000 shares of the Company's Class A Common Stock for each $100,000 loaned.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - ACQUISITION

On July 31, 2002, the Company entered into an agreement to purchase the East Coast Hockey League (ECHL) membership of the Louisiana IceGators (which plays its games in Lafayette, Louisiana) and certain assets for $100,000 cash and a $600,000 promissory note bearing interest at 5% per year, payable in four annual installments of $150,000 each. The Company has also assumed certain contracts under the agreement.

The IceGators season is from October through May. The IceGators have adopted the accounting policies of the Company and are owned by Louisiana Sports, LLC., ("LA Sports") which is currently a wholly owned subsidiary of the Company. The Company intends to sell up to 49% of LA Sports to private investors. Terms of the sale have not been finalized. The Company will be the manager of LA Sports.

The IceGators are finalizing a lease with the Cajundome, located in Lafayette, LA.

NOTE 8 - af2 TEAMS

The Company has established two af2 teams, one in Green Bay, Wisconsin ("Green Bay") and one in Lafayette, Louisiana ("Lafayette"), which were acquired under the IFL purchase agreement. Each team will begin play in April 2003.

On April 1, 2002, the Company entered into a lease for use of the Resch Center where Green Bay will play its home games. The lease is for five seasons, commencing with the 2003 season. The Company will pay rent, labor and box office fees for use of the Resch Center on a sliding scale ranging from $5,250 to $7,250 per game, based on game attendance and will receive rental rebates for 22.5% of the concession revenues.

Lafayette is finalizing a lease with the Cajundome, located in Lafayette, LA.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company is in the sports and entertainment business and (i) owns and operates the Orlando Predators (Predators), a professional arena football team of the Arena Football League (the AFL or the League), (ii) owns an additional 7.4% revenue interest in the League (in addition to its 3.7% League ownership through the Predators) and (iii) owns and operates three minor league professional arena football teams of the arenafootball2 League (af2) located in Peoria, IL (Pirates), Green Bay, WI (Green Bay) and Lafayette, LA (Lafayette),
(iv) the Louisiana IceGators (IceGators) of the East Coast Hockey League (ECHL). Arena football is played in an indoor arena on a padded 50-yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting. The ECHL is a minor league ice hockey league. Most of the game rules are similar to other professional hockeyl game rules

The Predators, Pirates, Green Bay, Lafayette and the IceGators are collectively referred to as the teams.

The Company's strategy is to participate through the operations of the teams and through its League ownership in what the Company believes will be continued significant growth of the AFL which in turn is expected to result in increased revenue to the Company generated from (i) national (League) and regional (team) broadcast contracts, (ii) national league sponsorship contracts, (iii) the sale of additional League Membership fees, and (iv) increased fan attendance at AFL, af2 and ECHL games, together with appreciation in the value of the teams. The trend toward ongoing League growth was evidenced by the NBC Sports and the Arena Football League agreement to become revenue-sharing partners in a national television contract beginning with the 2003 season.

At the team levels, the Company's strategy is to increase fan attendance at home games, expand the teams' advertising and sponsorship base, and contract with additional local and regional broadcasters to broadcast teams' games.

The Company currently derives substantially all of its revenue from the arena football operations of the Predators and Pirates. The IceGators commenced operations in August 2002 and Green Bay and Lafayette will commence operations in fiscal 2003. This revenue is primarily generated from (i) the sale of tickets to the Predators' and Pirates' home games, (ii) the sale of advertising and promotions to Predator and Pirate sponsors, (iii) the sale of local and regional broadcast rights to Predators' games, (iv) the Predators' share of League contracts with national broadcast organizations and expansion team fees paid through the AFL, (v) the sale of merchandise carrying the Predators' and Pirates' logos and (vi) concession sales at Predators' home games. A large portion of the Company's annual revenue is determinable at the commencement of each football season based on season ticket sales and contracts with broadcast organizations and team sponsors.

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

The AFL season has changed to February through June beginning with the 2003 season and the ECHL season is from October through May.

In August 1998, the Company purchased an additional two interests in the Arena Football League for $6,000,000 (Nth Agreement). The $6 million will be repaid to the Company by distributions from the League related to these two interests or Nths. The League currently owes the Company $1.0 million in note payments.

      In April 2000, the Company settled a dispute with the League regarding the payment terms of the Nth Agreement. As a result the Company will receive a guaranteed amount of $480,000 per year and all additional monies received from the League will go to the repayment of the remaining approximate $1.0 million owed to the Company and interest income. Subsequently, the Company will continue to receive their pro rata share of League revenues. When the entire debt is repaid to the Company, only then will the Company begin to recognize the additional 2 Nths' distributions as revenue.

In October 2000, the Company entered into an agreement with IFL Acquisition Co., LLC (IFLA), a wholly owned subsidiary of af2 Enterprises, LLC (af2). The Company acquired the rights to three af2 memberships, all of the tangible assets of the Indoor Football League (which were acquired by IFLA under a separate agreement), the first $1,000,000 in expansion revenues received by af2 for memberships in former Indoor Football League markets. The Company filed af2 applications for Peoria, IL, Lafayette, LA and Green Bay, WI. In 2001, the Company began play in Peoria (Pirates), and will begin play in 2003 in Green Bay and Lafayette. The Company expects all af2 operations to be profitable. In June 2000, the Company changed its fiscal year end from December 31 to September 30 for financial statement purposes only. In September 2001, the Company changed its tax year-end to conform.

NBC Sports and the Arena Football League have reached an agreement to become revenue-sharing partners in a national television contract beginning with the 2003 season. The AFL season will begin on February 2 and conclude with ArenaBowl XVII on Sunday, June 22, 2003. NBC's regular season broadcasts will be shown live on Sunday afternoons with up to four regional telecasts each week. While NBC will be the exclusive national broadcaster of AFL games and there is no national cable partner in the deal, AFL teams' local television agreements will continue on a non-conflicting basis. All Playoff Games will be broadcast live on Saturdays and Sundays beginning with the AFL's Wild Card games on the weekend of May 24-25, 2003 and culminating with ArenaBowl XVII on June 22, 2003. The AFL will have a total of 22 broadcasts (15 regular season games with up to four regional exposures, plus seven postseason games) on NBC encompassing a total of 71 games (including all playoff games and ArenaBowl), resulting in over 55 hours of live programming each year.

On July 31, 2002, the Company entered into an agreement to purchase the East Coast Hockey League (ECHL) membership of the Louisiana IceGators (which plays its games in Lafayette, Louisiana) and certain assets for $100,000 cash and a $600,000 promissory note bearing interest at 5% per year, payable in four annual installments of $150,000 each. The Company has also assumed certain contracts under the agreement.

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

Results of Operations

Three Months Ended June 30, 2002 Compared To The Three Months Ended June 30,
2001

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season (generally April through August). During the three months ended June 30, 2002, the Predators and the Pirates each played seven home games and six away games. During the three months ended June 30, 2001, the Predators played six home games and five away games and the Pirates played six home games and six away games.

Revenues for the three months ended June 30, 2002 were $4,392,103 compared to $3,105,718 for the three months ended June 30, 2001. The increase was principally due to an increase in advertising and promotions revenues of $483,637, an increase in trade revenues of $299,053 and League revenues of $338,000 related to AFL expansion memberships sold during the three months ended June 30, 2002.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses were $793,992 for the three months ended June 30, 2002 compared to $882,103 for the three months ended June 30, 2001. The Predators have agreed to have the sales of team merchandise managed by an outside party. The Company anticipates a reduction in inventory costs from this agreement. The reduction in selling and promotional expenses is a result of lower commissions and advertising costs.

Operations
----------
Operating expenses were $2,059,290 for the three months ended June 30, 2002 compared to $1,576,773 for the three months ended June 30, 2001. Operating expenses consist primarily of player and coaching staff salaries and benefits and game production costs. The increase in operating expenses is a result of higher player salaries, dance team expense, and preseason expenses.

Trade Expenses
--------------
Trade expenses were $1,027,475 for the three months ended June 30, 2002 compared to $691,718 for the three months ended June 30, 2001. The teams trade sponsorship opportunities at home games in exchange for goods or services. The value of trade expenses is expensed as incurred, while trade revenues are recognized when home games are played. Trade expenses consist of expenses such as wireless phone services, advertising, furniture rentals, medical services, player housing, team meals, and selling and promotional item production. The increase in trade expenses is a result of the Company selling more trade sponsorships.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $459,229 increased by $187,300 or 68.9% for the three months ended June 30, 2002 compared to $271,929 for the three months ended June 30, 2001. The increase was primarily due to increased rent expense, professional fees and salaries. Management believes that general and administrative expenses will be lower in future periods due to decreased staffing and other cost cutting procedures.

League Assessments
------------------
League assessments of $409,637 increase by $303,387 primarily due to League level costs associated with the contraction of the League from 20 teams to 16 teams prior to the beginning of the 2002 season.

Interest Income/Expense
-----------------------
Interest income and interest income AFL were $1,467 and $60,145, respectively during the three months ended June 30, 2002 as compared to $4,968 and $83,754, respectively for the three months ended June 30, 2001. The decrease in interest income is due to reduced cash balances during the three months ended June 30, 2002 and payments on the principal balance of the note receivable from the AFL during 2002.

Interest expense during the three months ended June 30, 2002 was $57,384 as compared to $20,374 for the prior period. The interest expense is attributable to the bridge loans that closed in March 2002.

Loan Fees
---------
The Company has granted warrants to purchase 510,074 shares of the Company's Class A Common Stock in connection with its bridge loan financing which were valued utilizing the Black-Scholes model totaling $902,950. During the three months ended June 30, 2002, the Company expensed $114,681 and is amortizing the loan fees over the 18 month period of the loan.

Nine Months Ended June 30, 2002 Compared To The Nine Months Ended June 30, 2001

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season (generally April through August). During the nine months ended June 30, 2002, the Predators and the Pirates each played seven home games and six away games. During the nine months ended June 30, 2001, the Predators played seven home games and five away games and the Pirates played six home games and seven away games.

Revenues for the nine months ended June 30, 2002 were $4,438,684 compared to $3,692,588 for the nine months ended June 30, 2001. The increase was principally due to an increase in advertising and promotions revenues of $450,597, an increase in trade revenues of $186,173, and League revenues related to AFL expansion memberships sold during the nine months ended June 30, 2002 of $382,092 compared to $164,167. The Company also experienced a decline in ticket revenues of $97,135 primarily due to inclement weather in Orlando on days it hosted home games.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses were $794,720 for the nine months ended June 30, 2002 compared to $912,266 for the nine months ended June 30, 2001. During 2002, the Predators agreed to have the sales of team merchandise managed by an outside party. The Company anticipates a reduction in inventory costs from this agreement. The reduction in selling and promotional expenses is a result of lower commissions and advertising costs.

Operations
----------
Operating expenses were $2,059,290 for the nine months ended June 30, 2002 compared to $1,669,109 for the nine months ended June 30, 2001. Operating expenses consist primarily of player and coaching staff salaries and benefits and game production costs. The increase in operating expenses is a result of higher player salaries, dance team expense, and preseason expenses.

Trade Expenses
--------------
Trade expenses were $1,153,001 for the nine months ended June 30, 2002 compared to $881,623 for the nine months ended June 30, 2001. The teams trade sponsorship opportunities at home games in exchange for goods or services. The value of trade expenses is expensed as incurred, while trade revenues are recognized when home games are played. Trade expenses consist of expenses such as wireless phone services, web site and computer maintenance, furniture rentals, medical services, player housing, team meals, and selling and promotional item production. The increase in trade expenses is a result of the Company selling more trade sponsorships.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $1,412,220 increased by $388,860 or 38% for the nine months ended June 30, 2002 compared to $1,023,360 for the nine months ended June 30, 2001. The increase was primarily due to legal fees associated with the Company's successful defense of a law suit by a former sponsor of the Predators, as well as increased rent expense, professional fees and salaries. The increase was also due to the recording of the fair market value of options granted to USV for the termination of its management contract with the Company of $259,000. Management believes that general and administrative expenses will be lower in future periods due to decreased staffing and other cost cutting procedures.

Interest Income/Expense
-----------------------
Interest income and interest income AFL were $3,806 and $193,044, respectively during the nine months ended June 30, 2002 as compared to $12,018 and $248,214, respectively for the nine months ended June 30, 2001. The decrease in interest income is due to reduced cash balances during the nine months ended June 30, 2002 and payments on the principal balance of the note receivable from the AFL during 2001

Interest expense during the nine months ended June 30, 2002 was $139,864 as compared to $99,975 for the prior period. The interest expense is attributable to the notes payable assumed under the acquisition agreement with IFLA during the year ended September 30, 2001 and the bridge loans that closed in March 2002.

Loan Fees
---------
The Company had loan fees that were paid in 84,778 shares of Class A Common Stock valued at the fair market value on the date they were issuable of $234,500. The loan fees were paid to the Company's Chief Executive Officer, a former director of the Company and an employee/significant stockholder who is a former officer and director of the Company for pledging collateral for the Company's $700,000 bank note repaid in February 2002. In addition, the Company granted warrants to purchase 510,074 shares of the Company's Class A Common Stock in connection with its bridge loan financing which were valued utilizing the Black-Scholes model totaling $902,950. During the nine months ended June 30, 2002, the Company expensed $217,267 and is amortizing the loan fees over the 18 month period of the loan.

Liquidity and Capital Resources

Historically, the Company has financed net operating losses primarily with expansion and note receivable and interest payments from the AFL, the sale of its securities and notes payable.

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

The Company completed a private placement of $2,500,372 in notes payable in March 2002. During the third quarter 2002, the Company received an additional $50,000. The notes bear interest at 9.5% and principal and interest are due 18 months after the note date. The Company granted warrants to the note holders to purchase a total of 510,074 shares of the Company's Class A Common Stock for $2.75 based upon 20,000 shares for each $100,000 in principal balance, which are exercisable until February 1, 2006. As part of the private placement, an employee/significant stockholder and former officer and director of the Company, converted a note payable of $175,000 to a note payable in the private placement. If the Company repays the loans within one year, warrants to purchase 10,000 shares (for each $100,000 of principal balance) of the Company's Class A Common Stock will be cancelled. The Company computed the fair market value of the warrants utilizing the Black-Scholes model and will amortize the cost over the note period. The warrants have been valued at $902,950 and the significant assumptions used in the calculation of the warrants were risk free interest rates of 3.74% to 4.03% an average volatility of 82% and an average life of four years. The notes are collateralized by the Company's two non-voting equity interests in the Arena Football League and the Company's af2 memberships for Peoria, Illinois and Green Bay, Wisconsin. During the nine months ended June 30, 2002, the Company has expensed $217,267 as loan fees and has recorded $685,683 as prepaid loan fees.

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

99.1    Certifications

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

Date: August 13, 2002