Form 10KSB
period 2002-09-30
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2003-01-14
CIK 1042456

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2002, or

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File No. 0-29426


                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                    -----------------------------------------
                 (Name of small business issuer in its charter)

                      Florida                             91-1796903
                      -------                             ----------
          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)            Identification Number)

           4901 Vineland Road, Suite 150
                 Orlando, Florida                           32811
                 ----------------                           -----
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

                               Yes [X]   No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this report, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

     As of September 30, 2002, 7,394,840 shares of the Registrant's no par value Class A Common Stock were outstanding. As of September 30, 2002, the market value of the Registrant's no par value Class A Common Stock, excluding shares held by affiliates, was $7,690,634 based upon the closing price of $1.04 per share of Class A Common Stock on the Nasdaq SmallCap Market.

     The Registrant's revenues for its most recent fiscal year were $5,567,629.

     The following documents are incorporated by reference into Part III: None.

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

Introduction

     The Orlando Predators Entertainment, Inc. ("OPE", the "Company" or "we") was organized as a Florida corporation in March 1997 and is in the sports and entertainment business. OPE (i) owns and operates the Orlando Predators (the "Predators"), a professional arena football team of the Arena Football League (the "AFL" or the "League"), (ii) owns and operates two minor league teams of the arenafootball2 League ("af2"), the Peoria Pirates which commenced play in the 2001 season, and the Bayou Bears which are scheduled to commence play in the 2004 season; (iii) owns and operates the Louisiana IceGators of the East Coast Hockey League ("ECHL"), and (iv) owns an additional approximately 9% net revenue interest in the League (in addition to its approximately 4.5% League ownership interest it holds through the Predators).

     In October 2000, we entered into an agreement with af2 Enterprises LLC ("af2"), which operates the arenafootball2 League to assist af2 in acquiring substantially all of the assets of the Indoor Football League ("IFL") through IFL Acquisition Company ("IFL Acq."), a wholly-owned subsidiary of af2. Under the terms of our agreement with af2, we contributed (i) $1.1 million in cash less credits of $251,165, (ii) a $1.75 million promissory note and (iii) 214,286 shares of Class A Common Stock (which we agreed to repurchase from the holders at their election for $3.50 per share). In exchange, af2 granted us (i) three af2 memberships in IFL markets, (ii) the first $1 million in expansion fees earned by the af2 in IFL markets and (iii) all of the tangible personal property assets of the IFL such as turf fields, football equipment and the like. In February, 2002, the agreement was modified pursuant to which we issued an additional 35,000 shares to eliminate our 214,286 share repurchase requirement and paid $400,000 to cancel the $1.75 million promissory note we had issued. With respect to the three af2 memberships, we operate the Peoria Pirates and will operate the Bayou Bears and sold our rights to the Green Bay, Wisconsin team in October 2002.

     We have incurred substantial and ongoing losses since our inception, aggregating $15,056,442 through September 30, 2002. Moreover, recently our cash resources have been reduced to the point that our ability to continue our operations has been put into jeopardy. In order to generate cash, we have decided to offer all four of our professional teams for sale and retaining our aggregate 9% net revenue interest in the League. Consistent with this strategy, in December 2002 we entered into a nonbinding letter of intent to sell the Predators to an investor group led by Brett L. Bouchy, one of our affiliates. We are continuing to solicit other offers for the Predators from other interested buyers. The letter of intent we signed is subject to a number of contingencies including the execution of a definitive purchase agreement, receipt of a fairness opinion concerning the transaction, improved offers from other interested buyers and approvals from our Board of Directors and the League.

     Due to the urgency of our cash flow difficulties, we believe we may be selling the Predators for less than that which we would receive had we the time to properly market the Predators. Similarly, we believe we may also be required to sell our other teams at prices below that which we would receive had we the time to properly market the other teams.

     There can be no assurance that we will be successful in selling any of our teams. However, if we are successful in selling all four teams, our revenue would be reduced to the distributions, if any, we will receive generated by our 9% net revenue interest in the League. While our operating expenses would also be substantially reduced, we can give no assurance that we would be able to generate sufficient revenue following the team sales to maintain our operations.

Strategy

     Our strategy has been to participate through the operation of the Predators, the other teams we own and through our League ownership in what we believe will be the continued growth of the AFL, af2 and the ECHL which in turn is expected to result in increased revenue to OPE generated from (i) national (League) and regional (team) broadcast contracts, (ii) national League sponsorship contracts, (iii) the sale of additional team memberships in the League, and (iv) increased fan attendance for our teams, together with appreciation in the value of the teams.

     In a broader sense, our strategy has been to acquire and consolidate the operations of minor league professional sports teams in order to realize certain economies of scale available through the operations of these sports franchises. In this regard, we operate the Peoria Pirates and will operate the Bayou Bears of the af2 and the Louisiana IceGators of the ECHL. As indicated above, however, we are considering selling all of our teams due to cash flow difficulties.

     At the team level, our strategy has been to increase fan attendance at team home games, expand the teams' advertising and sponsorship base, and contract with additional local and regional broadcasters to broadcast team games. Notwithstanding our efforts in these regards, we incurred operating losses of $2,685,690 for the year ended September 30, 2001, $4,951,607 for the year ended September 30, 2002, and an aggregate loss since inception of $15,056,442.

     We believe that fan attendance will increase based upon the game winning success (if any) of our teams by increasing media exposure of the teams in their local markets. Game winning success requires the ongoing recruitment of superior players. In order to increase media exposure and expand our sponsorship base, we call upon the media, corporate sponsors and other organizations in our teams' market areas and we participate in charitable events as a part of a community relations and recognition program. However, notwithstanding for instance, the Predators' game winning success, including its victories in the 1998 and 2000 Arena Bowl, game attendance was less in the 2002 season than in the 2001.

     Our strategy also includes maintaining and building community support for, and recognition of, our teams as an ongoing valuable entertainment institution. We believe that the value of our teams will increase if community support and recognition are maintained.

History of the AFL

     The AFL governs the arena football teams that comprise the League and sell team memberships ("Memberships"). The AFL's first season commenced in 1987. Between 1987 and 2002, the League grew from four teams to 16 teams. For the 2003 season, 16 teams will play including an expansion team in Denver, Colorado. Since 1992, announced League attendance has grown from 736,000 to over 1,228,000 (including play-off games). Game broadcasts during this period have included local, regional, ESPN, ESPN 2, TNN and ABC coverage. In the 2002 season, 25 games were broadcast on national cable television stations, including ABC's live broadcast of Arena Bowl XVI. From 11 million television households in 1994, the AFL reached over 27.5 million households in 2002.

     In March 2002, the League entered into a broadcasting agreement with NBC under which NBC will broadcast 71 AFL games, including four regional games each Sunday, the AFL playoff games and the Arena Bowl. NBC and the League will divide the advertising revenue equally after payment to NBC of its production costs for the broadcasts. Broadcast begins in the 2003 season, which the AFL agreed to reschedule to run from February through June each year. NBC (i) became a revenue sharing partner of the AFL, (ii) has the rights to renew the broadcasts in perpetuity, and (iii) is entitled to share in any increased value from the sale of an AFL team, including the Predators, for more than $12 million.

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

     In March 1987 the U.S. Patent Office issued a U.S. Patent ("Patent") to Gridiron Enterprises, Inc. an Illinois corporation ("Gridiron") for the Arena Football Game System and rules of play as well as trademarks for the logo and names associated with Arena Football. In December 1991, the AFL was incorporated as a nonprofit membership corporation in the state of Delaware. Also in 1991, Gridiron entered into an exclusive licensing agreement with the AFL to organize, operate and market Arena Football throughout the United States by selling team memberships in major markets across the United States. Pursuant to the licensing agreement, the AFL granted to Gridiron a per team royalty of $20,000 per year in return for using the game system and rules of play of Arena Football. In August 1998 the AFL purchased all patent and other rights to the Arena Football Game System from Gridiron for $4,000,000, and the teams were no longer required to pay the $20,000 per year royalty.

     Four teams were fielded for the League's inaugural 1987 season. By 1991, the League had eight teams and had played exhibition games in London and Paris. In 1992 and 1993, the League fielded 12 teams and 10 teams, respectively, with some games televised on the ESPN cable network. For 2002, 16 teams played in the League.

     AFL games are generally played in an indoor basketball/hockey sports arena which offers fans climate-controlled conditions and a more intimate view of the game. As a result of the smaller playing field, the rebound nets and a general emphasis on offensive play, Arena Football games are generally high scoring, fast-paced action contests.

     AFL game attendance has risen over the years with total fan attendance exceeding 1,228,000 in the 2002 season. Per game announced attendance averaged approximately 10,000 during the 2002 season. Announced game attendance represents attendance figures provided by League teams to the League and the media and is the industry standard for reporting. League research indicates that approximately 66% of AFL viewers are male and 34% are female with 60% of such viewers under the age of 35. In terms of education, we believe that 47% have college or graduate degrees, 28% have some college attendance and 87% hold at least high school diplomas.

     AFL player salaries are subject to a collective bargaining agreement between the League, its member teams and the Arena Football League Players' Association (AFLPA). See Collective Bargaining Agreement. For the 2002 season, the Predators' players' total compensation was approximately $1,398,000 in the aggregate.

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

     The game is played using an NFL-size football in four 15-minute quarters with a 15-minute halftime. The game clock stops for out of bounds plays or incomplete passes only in the last minute of each half, when necessary for penalties, injuries and time-outs or following points after touchdowns, field goals and safeties. Accordingly, the average AFL football game is played in approximately two hours and 30 minutes compared to over three hours for an NFL game.

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

AFL Teams

     For the 2003 season, the AFL will consist of 16 teams, aligned into two conferences, with two divisions in each conference:

                               American Conference

        Western Division                        Central Division
        ----------------                        ----------------
        Arizona Rattlers                        Chicago Rush
        San Jose SaberCats                      Dallas Desperados
        Los Angeles Avengers                    Grand Rapids Rampage
        Colorado Crush                          Indiana Firebirds

                               National Conference

        Eastern Division                      Southern Division
        ----------------                      -----------------
        Detroit Fury                          Georgia Force
        Buffalo Destroyers                    Orlando Predators
        New York Dragons                      Tampa Bay Storm
        Las Vegas Gladiators                  Carolina Cobras

Regular Season and Playoffs

     Prior to the 2003 season, following two pre-season games, the regular AFL season extended from April to August, with each team playing a total of 14 regular season games against teams from both conferences. Half of the games are played at home, and half are played away. At the end of the regular season, the four division champions along with the eight teams with the best winning records, qualify for the AFL playoffs to determine the AFL's Arena Bowl champion for that season. Each playoff round is played in the home arena of the team with the best winning record.

     NBC Sports and the Arena Football League have reached an agreement to become revenue-sharing partners in a national television contract beginning with the 2003 season. The AFL season will begin on January 31 and conclude with ArenaBowl XVII on Sunday, June 22, 2003. NBC's regular season broadcasts will be shown live on Sunday afternoons with up to four regional telecasts each week. NBC will be the exclusive national broadcaster of AFL games. AFL teams' local television agreements will continue on a non-conflicting basis. All Playoff Games will be broadcast live on Saturdays and Sundays beginning with the AFL's first round playoff games on the weekend of May 24-25, 2003 and culminating with ArenaBowl XVII on June 22, 2003. The AFL will have a total of 22 broadcasts (15 regular season games with up to four regional exposures, plus seven postseason games) on NBC encompassing a total of 71 games (including all playoff games and ArenaBowl), resulting in over 55 hours of live programming each year. Preseason games are eliminated allowing 16 regular season games per year.

Gate Receipts, AFL Assessments and Distributions

     AFL teams are entitled to keep all gate receipts from pre-season home games, regular season home games and playoff home games. Teams do not receive any gate receipts from away games except that visiting teams are reimbursed for hotel expenses by the home team. Each team is required to pay an annual assessment to the AFL which is generally equal to the team's share of the League's annual operating costs and each team is contingently liable for other team membership purchases, team repurchases by the League and League litigation. During the 2002 and 2001 seasons, League assessments were $466,092 and $419,000, respectively. OPE is not aware of any material League liabilities for which it has contingent liability. Each team's assessment is generally funded by its share of revenue derived from the League's national television contracts, from the sale of AFL licensed merchandise and from revenues generated by the League's sale of expansion team memberships. Each visiting team participating in the playoffs is reimbursed for hotel expenses and receives a fixed payment of $45,000 for each playoff game and $50,000 for the Arena Bowl.

AFL Licensing

     The AFL operates a League licensing program on behalf of its teams. Under the program, product manufacturers sign agreements allowing them to use the names and logos of all AFL teams, the AFL itself and AFL's special events (including playoffs and the Arena Bowl) in exchange for royalty and guarantee payments. OPE did not receive any licensing revenue in 2002. For the year ended September 30, 2001, OPE's share of net revenues from licensing was $80,000. In

2002 our share of net revenue from the League (the "Team Share") was equal to 1/24 of the AFL's net revenue. Our Team Share was equal to the AFL's net revenue divided by the total number of League teams (16 in 2002), two Gridiron Team Shares, two Team Shares owned by OPE and two expansion teams. League assessments are also based upon the Team Share. Each team is also permitted to license its club identified products locally for sale at its arena, at team owned and operated stores and through team catalogs. We purchased two nonvoting equity interests in 1998, and in 2002 our Team Share was 4% together with an additional8% net revenue interest earned from our two nonvoting interests. Our Team Share and net revenue interest for 2003 is 4.5% and 9%, respectively.

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

arenafootball2 League

     In August 1999 the AFL established the arenafootball2 League ("af2") to be comprised of smaller market teams playing under an 18-week, 120-game schedule. af2 teams are primarily located in the midwest and southeast and consist of 28 teams expected to play in the 2003 season, down from 34 teams in the 2002 season.

     In October 2000 the af2 acquired substantially all of the assets of the Indoor Football League, and we acquired rights to operate three af2 teams without payment of membership fees to the af2. We commenced operation of the Peoria Pirates in the 2001 season, expect to operate the Bayou Bears of Lafayette, Louisiana in the 2004 season and sold the rights to our third af2 team, located in Green Bay, Wisconsin, to one of our directors in a related party transaction for $1,000,000.

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

Current Operations of OPE

     OPE derives its revenue and operating funds from the operations of the Predators, the Pirates and the IceGators (the "Teams") and its aggregate 13.5% Team Share and net revenue interest in the AFL. Revenue from the Teams' operations results from the sale of tickets to the Teams' home games, the sale of advertising and promotions to sponsors, the sale of local and regional broadcast rights to Predators' games, the sale of merchandise carrying the Teams' logos, and concession sales at Predators' home games. Revenue from our League ownership results from our share of all League revenue, primarily consisting of League contracts with national media organizations, expansion team Membership fees, national corporate sponsorships and League merchandising sales.

     In March 1998, we entered into an agreement with the AFL pursuant to which we agreed to purchase two additional Team Shares in the League (which then represented 2/19 of the League's revenue) for $6,000,000. Under the terms of the agreement (which was amended in March 2000), we receive a minimum of $480,000 per year of distributions from the League including principal and interest until total distributions reach $6,000,000. Distributions from our two additional Team Shares are accounted as a reduction of debt until paid in full. When the debt is repaid in full, then the Team Shares will be recognized as revenue.

     Ticket Sales. The Predators played seven home games and seven away games during the 2002 AFL regular season together with one home and one away pre-season exhibition game. Under the AFL Bylaws, OPE receives all revenue from the sale of tickets to regular season and pre-season home games and no revenue from the sale of tickets to regular season and pre-season away games. The Pirates play eight home games and eight away games, with no preseason games.

     Predators. The Predators play all home games at the TD Waterhouse Center, which holds approximately 16,000 spectators. Ticket prices for regular season home games during the 2002 season at the TD Waterhouse Center ranged from $5 to $200 per game. The following table sets forth certain information relating to the Predators' pre-season and regular season revenue generated by the sale of tickets for the 2001 and 2002 seasons:

            Number of      Average Per Game    Average Paid     Average Ticket
  Season  Season Tickets   Paid Attendance     Ticket Price    Revenue Per Game
  ------  --------------   ---------------     ------------    ----------------
   2001       7,398             9,004             $23.74           $213,000
   2002       6,819             8,620             $23.34           $201,000

     Peoria Pirates. Ticket sales for the Pirates in the 2002 season were $490,549, with average game attendance of 6,753 and an average paid ticket price of $9.08. The Pirates do not have local media contracts nor are there national broadcasts of af2 teams. The Pirates play in the Peoria Civic Center, paying $8,500 rental for each home game.

     Louisiana IceGators. As of September 30, 2002, the Icegators had season ticket sales commitments of $458,818 for the 2002-03 season with a collected balance $287,786. The Icegators play in the Cajundome Arena, paying approximately $6,500 rental for each home game (exclusive of any rental rebates as outlined by the agreement which is based on obtaining various attendance levels).

     Advertising and Promotion. OPE generates revenue from the sale of advertising displayed on signs located throughout the arenas in which our teams play, and through other promotions utilizing the teams' name or logos. In addition, we market team sponsorships to local and regional businesses which provide a combination of advertising rights, promotional rights and VIP ticket privileges. Advertising rights include the use of corporate logos within the arenas, commercials on radio and television, advertisements in fan magazines, display of the sponsor's name on signs in the arena, public address announcements, the inclusion of customer names on team posters and the like. Promotional rights include banners displayed in the teams' VIP rooms at the arenas, availability of blocks of seats for specific games, the use of the teams' logos and autographed helmets. VIP privileges include high priority seating selections, parking passes, VIP room passes and travel packages, which include attendance at team away games.

     Local and Regional Television, Cable and Radio Broadcasts. We contract with local and regional media to cover our teams' games. Most of the revenue we receive from these contracts is in the form of barter credits and the amounts of such revenue are negligible.

     National Television. In March 2002, the League entered into a broadcasting agreement with NBC under which NBC will broadcast 71 AFL games, including four regional games each Sunday, the AFL playoff games and the Arena Bowl. Broadcast begins in the 2003 season which the AFL agreed to reschedule to run from February through June each year. NBC (i) became a revenue sharing partner of the AFL, (ii) has the rights to renew the broadcasts in perpetuity, and (iii) is entitled to share in any increased value from the sale of an AFL team, including the Predators, for more than $12 million. Our other teams have no national broadcasting contracts.

     Sale of Merchandise. We generate a small amount of revenue from the sale of merchandise carrying our teams' logos (primarily athletic clothing such as sweatshirts, T-shirts, jackets and caps).

     Telemarketing. From time to time we use telemarketing techniques to improve our teams' ticket sales.

Performance

     The following table describes the performance of the Predators during the last three AFL seasons:

   Season    Record    Finish in Division            Playoff Results
   ------    ------    ------------------            ---------------
    2000      11-3            1st            Won the Arena Bowl Championship
    2001      8-6             3rd                Lost first playoff game
    2002      7-7             1st                Lost in the Semi-Finals

Head Coach/Manager

     Fran Papasedero, who was an Assistant Coach for the Predators for four years, was named Head Coach beginning in the 2002 season. A former Arena Football League star lineman, Coach Papasedero played five seasons in the League playing for Nashville, St. Louis, Massachusetts and Albany. He was a first team All-Arena selection with the St. Louis Stampede in 1996. Coach Papasedero lettered four years for Springfield College, where he was an All-America lineman as a senior. During the off-season, he works in sponsorship sales and promotions for the Predators. Coach Papasedero's staff includes one paid and three unpaid assistant coaches.

     Bruce Cowdry, who was the head coach of the Pensacola Barracudas for the 2001 af2 season was named head coach of the Peoria Pirates in September 2001. Coach Cowdry was the head coach of the Peoria Indoor Football League ("IFL") team for the 1999 and 2000 seasons. He was undefeated as head coach of the IFL team.

     Dave Farrish enters his third season as head coach of the Louisiana IceGators after leading the team to the most victorious season in ECHL history in 2000-01. Farrish has a two-year record of 98-36-10 with the IceGators for a ..715 winning percentage. Farrish holds a career 377-330-70-9 mark in 10 professional coaching seasons. Prior to coming to Louisiana, he spent three seasons at AHL Springfield, accumulating a mark of 115-98-25. He began his coaching career at AHL Moncton in 1989-90 and has also spent time as a head coach in Salt Lake (IHL) and Fort Wayne (IHL). Farrish, whose teams have made the playoffs in eight of 10 seasons of professional coaching, also served as an assistant coach with the New Jersey Devils. The 46-year-old Farrish played professionally from 1976-89, including 430 games in seven NHL seasons. He began with the New York Rangers in 1976, and was on the Rangers' 1979 team that made the Stanley Cup Finals. Farrish played briefly with Quebec before going to Toronto.

Players

     In general, the rules of the AFL and af2 permit each team to maintain an active roster of 24 and 18 players respectively, during the regular season. The IceGators maintain an active roster of 18 players.

The Collective Bargaining Agreement

     In 2002 the League entered into a Collective Bargaining Agreement ("CBA") with its players. Under the terms of the CBA, the League has agreed with the NFLPA (the players' bargaining unit) to a salary cap equal to the greater of $1,643,000 per team, or 50% of defined gross revenue ("DGR") as defined in the CBA, increasing to the greater of $1,921,633 or 63% of DGR by 2007. Minimum per player salaries are $1,484 per game.

     In February 2000 the ECHL and the Professional Hockey Players' Association
(PHPA), which represents the players of the ECHL, entered into a collective bargaining agreement effective from August 1, 1999 to May 31, 2003. The agreement has a "no strike" clause which prohibits strikes and walkouts throughout the term of the agreement. The agreement provides for a standard players contract and sets the active roster of member teams at a maximum of twenty players.

     The agreement defines the maximum and minimum benefits and compensation that the players may be paid during the term of the agreement. Total weekly club salary will not exceed $10,000 for the 2002-2003 regular and post-season play periods. The agreement also calls for health insurance for the players and their families, short-term disability insurance, and severance pay. Players that do not receive qualifying offers are deemed unrestricted free agents.

     The af2 does not have a collective bargaining agreement with its players. af2 player payroll, which is paid through the league, is limited to $87,000 per season.

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

Peoria Civic Center

     The Pirates play their home games at the Peoria Civic Center, which has a seating capacity of approximately 8,700. In September 2000, we signed a five-year license agreement with SMG, for use of the Peoria Civic Center. The agreement requires us to pay a fee of $8,500 per game for rent and game day services. In September of 2002, we signed an addendum to the SMG agreement which
(i) extended the license agreement until 2007 (ii) allowed for attendance incentives as follows: $.75 per person for attendance from 5,000 to 5,499, $1.00 per person for attendance from 5,500 to 5,999, and $1.25 per person for attendance from 6,000 and above, and (iii) inclusion of various arena charges as part of the basic rental fee.

Cajundome

     The Icegators play in the Cajundome arena which has a seating capacity of approximately 13,000. In July of 2002, we signed a license agreement with the Cajundome Commission. The agreement for the Icegators terminates May 31, 2007 and for the Bayou Bears at the end of the 2008 af2 football season. The agreement requires us to pay a fee of $6,500 per game for rent. In addition, we are charged a box office fee of no greater than $500 per game.

Competition

     Our teams compete for sports entertainment dollars with other professional sports teams and with college athletics, high school athletics and other sports-related entertainment. Our teams also compete for attendance and advertising revenue with a wide range of other entertainment and recreational activities available in their market areas.

Employees

     We have 3 employees at the corporate level along with 90 player, coaches and other full-time employees at the teams' level.

Risk Factors

     The reader should consider carefully the following risk factors, together with the other information contained in this prospectus, in evaluating our securities.

We have a history of losses and uncertainty of future results.

     We incurred net losses of $3,218,503 for the year ended September 30, 2001 and $5,998,852 for the year ended September 30, 2002. Since our inception through September 30, 2002, we have lost an aggregate of $15,056,442. We expect that we will continue to lose money at least for the near future. In fact, there can be no assurance that we will ever achieve a profitable level of operations or that profitability, if achieved, can be sustained on an ongoing basis.

We have recently experienced significant cash flow difficulties and may sell the Predators and our other three teams.

     We have recently experienced significant cash flow difficulties, substantially reducing our available cash resources for at least the near future. As a result, we have signed a nonbinding letter of intent with a related party to sell the Predators and are seeking buyers for our other three teams. If we are unable to reach an agreement for a team sale or generate cash from other sources, we will be required to reduce our overhead expenses and curtail certain of our operations.

     We have executed a nonbinding letter of intent to sell the Predators to an investor group headed by Brett L. Bouchy, a former officer and director and a current principal stockholder and employee. Our current cash flow difficulties may not allow us to take the time to negotiate with all potentially interested parties. Accordingly, a sale to this related party investor group as well as the sale of our other teams may be upon terms less favorable than would be available to us if we had additional time to negotiate with all potentially interested parties and it may result in a loss on diposition.

The sale of our teams will substantially reduce our revenue.

     As indicated above, as a result of our cash flow difficulties we have decided to offer all of our teams for sale although there can be no assurance that any of our teams can be sold. The sale of the teams will reduce our revenue and could therefore increase our losses.

The League's new game schedule may reduce our ticket sales and sponsorships.

     Under the terms of the League's new broadcast contract with NBC, most AFL games will be played on Sunday afternoons rather than Friday or Saturday nights, and the season will be played between February and May, rather than between April and July. Arena football fans may prefer Friday and Saturday night games to Sunday afternoon games, thereby reducing game attendance. Moreover, our corporate sponsors may prefer the April to July schedule, rather than the new February to May schedule which puts arena football games in direct competition with NBA basketball games. In such event, corporate sponsors may reduce their sponsorships and advertising expenditures.

We did not receive any League distributions in 2002 and may not receive any distributions in the future.

     In 2002 we were entitled to receive an aggregate of 12% of all distributions made by the League to its teams and other share owners. However, due to increased League expense, and costs of litigation, the League did not make any distribution in 2002 and may not make distributions in future years.

Our teams compete for sports entertainment dollars with other sports and entertainment venues.

     Our teams compete for sports entertainment dollars with other professional sports teams and with college teams and with other sports-related entertainment.

We are subject to League obligations.

     The membership agreements with the Arena Football League generally make the Predators and other teams of the AFL liable on a pro rata basis for the debts and obligations of the AFL. Any failure of other members of the AFL to pay their pro rata share of any such debts or obligations could adversely affect the Predators by requiring us to make additional payments on behalf of failing or defaulting teams. To date, we have not been required to pay any material debts or obligations of the AFL. The success of the AFL and its members depends in part on the competitiveness of the teams in the AFL and their ability to maintain fiscally sound operations. Certain AFL teams have encountered financial difficulties in the past, and there can be no assurance that the AFL and its teams will continue to operate. If the AFL is unable to continue operations, the Predators and the other teams forming the AFL would be unable to continue their own operations. In addition, the Predators and their personnel, as well as our af2 teams, are bound by a number of rules, regulations and agreements imposed upon them by their Leagues as well as by national television contracts. Any change in these rules, regulations and agreements will be binding upon our teams and their personnel, regardless of whether they agree with such changes, and it is possible that any such change could adversely affect them.

We will be subject to increased competition as a result of AFL and af2 expansion.

     The AFL and af2 may add additional teams in the future. While such expansion affords the AFL the opportunity to enter new markets and increase revenue, it also increases the competition for talented players among AFL teams. Expansion teams are permitted to select in an expansion draft designated unprotected players playing for existing AFL teams. There can be no assurance that the teams will be able to retain all of the team's key players during an expansion draft or that the rules regarding the expansion draft will not change to the detriment of the teams. In addition, we may receive less revenue from the AFL as the result of League expansion since AFL teams share equally in the revenue generated from national television contracts and sale of AFL merchandise.

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

We depend upon the competitive success of our teams for ticket and merchandise sales.

     Our financial results depend in part upon our teams achieving game winning success. By achieving and maintaining such success, we expect to (1) generate greater fan enthusiasm, resulting in higher ticket and merchandise sales throughout the regular season and (2) capture a greater share of local television and radio audiences. Failure to participate in the playoff games would deprive our teams of additional revenue that may result from sales of tickets for home playoff games and from media contracts. Revenue is, therefore, significantly adversely affected by a poor game winning performance, especially involving losses of home games.

We depend upon attracting talented players to achieve game winning success.

     The success of our teams depends, in part, upon the teams' ability to attract and retain talented players. There can be no assurance that our teams will be able to retain players upon expiration of their contracts or obtain new players of adequate talent to replace players who retire or are injured, traded or released. Even if our teams are able to obtain and retain players who have had previously successful football careers, there can be no assurance of the quality of their future performance.

Our players' salaries may increase in the future, thereby increasing our operating expenses.

     Although our player salaries are low compared to salaries currently paid by some other professional sports teams, there can be no assurance that salaries payable by us will not increase significantly in the future, thereby increasing our operating expenses and adversely affecting our financial condition and results of operations. However, the AFL CBA limits the maximum player payroll salaries each year.

Player injuries could adversely affect our financial condition.

     Our player contracts entitle players to receive their salary even if unable to play as a result of injuries sustained from team-related activities during the course of employment. Although we carry occupational health, accidental death and disability insurance on our players, we must pay deductible portions of the insurance. Payment of insurance premiums, insurance deductibles and salary payments that must be made directly to injured players could have an adverse effect upon our financial condition and results of operations.

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

One holder of our Class B common stock can elect all of our directors and control our operations.

     Our 1,000 shares of Class B common stock is voted 925 shares by Eric Margenau, our Chief Executive Officer and 75 shares by Alan Gagleard. Each share of Class B common stock votes the equivalent of 10,000 shares of Class A Common Stock. Accordingly, Mr. Margenau can elect all of our directors and control our operations.

We do not pay dividends on our common stock.

     We have not paid any dividends on our common stock since our inception and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

All of our shares of common stock are freely tradeable.

     There are currently outstanding 7,454,425 shares of our Class A Common Stock, all of which are freely tradeable as of this date. Sale of substantial amounts of Class A Common Stock, or the perception that such sales could occur, could adversely affect prevailing market prices of the Class A Common Stock.

Investors hold options and warrants to acquire a large number of our shares.

     A total of 3,000,000 shares of Class A Common Stock have been reserved for issuance upon the exercise of options granted or which may be granted under our 1997 Employee Stock Option Plan. Additionally, there are outstanding options to acquire 1,633,737 shares of Class A Common Stock at exercise prices ranging from $.72 to $3.00 per share. In addition, there are outstanding (1) warrants to purchase 160,000 shares of Class A Common Stock at $4.50 per share at any time until December 31, 2002, (2) other warrants to purchase up to 450,000 shares at prices ranging from $2.50 to $5.00 per share, and (3) warrants to purchase 786,343 shares of Class A Common Stock at an average price of $2.67 per share. During the terms of these options and warrants, the holders will have the opportunity to profit from an increase in the market price of the Class A Common Stock. The existence of these options and warrants may adversely affect the terms on which we can obtain additional financing, and the holders of such options and warrants can be expected to exercise the options and warrants at a time when we, in all likelihood, would be able to obtain additional capital by offering shares of our capital stock on terms more favorable to us than those provided by the exercise of such options and warrants.

There are limitations on the liability of our directors and officers.

     Our Bylaws substantially limit the liability of our directors and officers to us and our stockholders for breach of fiduciary or other duties to us.

If we do not continue to be listed on the Nasdaq SmallCap Market, our stock will become harder to purchase and sell.

     Our Class A Common Stock is currently listed on the Nasdaq SmallCap Market. In order to continue to be included on the Nasdaq SmallCap Market, a company must maintain (1) at least two market makers, (2) 300 holders of its common stock, (3) a minimum bid price of $1.00 per share of common stock, (4) net tangible assets of $2 million (unless a company had net income of $500,000 in two of the last three years or a market capitalization of $35 million), (5) 500,000 shares in the public float and (6) a market value of the public float of $1 million. On December 2, 2002 we received notification from Nasdaq that our common stock had closed below the $1.00 minimum for the last 30 consecutive trading days, and therefore we were out of compliance with Marketplace Rule 4310(c)(4). Should the common stock close $1.00 per share or more for a minimum of 10 consecutive trading days before June 2, 2003, we will regain compliance. Failure to meet these maintenance criteria in the future may result in the discontinuance of our securities on the Nasdaq SmallCap Market. As a result, an investor may find it more difficult to purchase, sell or to obtain accurate quotations as to the market value of our securities.

We can give no assurance as to our future results.

     Prospective purchasers of our securities should carefully consider the information contained in this report before purchasing our securities. Information contained in this prospectus contains "forward- looking statements," which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. As a result of many factors, including those discussed herein under "Risk Factors," no assurance can be given that the future results discussed by the forward-looking statements will be achieved.

ITEM 2. DESCRIPTION OF PROPERTY
-------------------------------

     OPE leases corporate and team offices at 4901 Vineland, Suite 150, in Orlando, Florida, pursuant to a five-year lease covering approximately 4,500 square feet for approximately $10,000 per month, expiring January 2006. On November 15, 2002, Peoria entered into a new office lease covering approximately 3,000 square feet for $2,000 per month, expiring on November 30, 2005.

     The Predators have played in the TD Waterhouse Center, 600 West Amelia Street, Orlando, Florida 32801, which has a seating capacity of approximately 16,000, since 1991. In March 1998, OPE signed a five-year lease (with an additional five-year option) with the TD Waterhouse Center commencing in the 1998 season at approximately the same per game rental (approximately $15,000 per game) as its previous lease, but which provides OPE with an approximately 20% share of revenue generated from food and beverage concessions in exchange for OPE reducing ticket prices by approximately 10% to 20%, depending upon seat location. OPE also receives a rebate against rent of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons.

     The Pirates play their home games at the Peoria Civic Center, which has a seating capacity of approximately 8,700. In September 2000, we signed a five-year license agreement with SMG, for use of the Peoria Civic Center. The agreement requires us to pay a fee of $8,500 per game for rent and game day services.. In September of 2002, we signed an addendum to the SMG agreement which (i) extended the license agreement until 2007 (ii) allowed for attendance incentives as follows: $.75 per person for attendance from 5,000 to 5,499, $1.00 per person for attendance from 5,500 to 5,999, and $1.25 per person for attendance from 6,000 and above, and (iii) inclusion of various arena charges as part of the basic rental fee.

     The Icegators play in the Cajundome arena which has a seating capacity of approximately 13,000. In July of 2002, we signed a license agreement with the Cajundome Commission. The agreement for the Icegators terminates May 31, 2007 and for the Bayou Bears at the end of the 2008 af2 football season. The agreement requires us to pay a fee of $6,500 per game for rent. In addition, we are charged a box office fee of no greater than $500 per game.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

     In February 2000, the Arena Football League ("AFL") and all of its member teams, including OPE, were joined as defendants in a civil action brought by several AFL players (captioned James Guidry, et. al. vs. Arena Football League L.L.C. et. al., United States District Court, District of New Jersey, Case Number 00-533-HAA) in which plaintiffs sought damages for violation of federal antitrust law, specifically Sections 1 and 2 of the Sherman Antitrust Act. The complaint sought damages against the defendants in an amount to be determined and trebled, plaintiffs' cost of litigation and further relief, as the court deemed proper and equitable. On January 25, 2001, the League settled the litigation. The League agreed to pay monetary damages of approximately $6.2 million as a part of the settlement. The Company's obligation is estimated to be $270,000 and has been accrued for as of September 30, 2001.

     In August 2000 Game Tough filed a civil complaint against the Company seeking damages of approximately $400,000. The plaintiff alleged that the Company did not honor an advertising agreement with it to display the Plaintiff's name on the Predators' jerseys during the Arena Bowl. A ruling in favor of the Company was made in December 2001. We successfully defended this action and do not expect any addition liability in the future related to this case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     OPE's Class A Common Stock and Common Stock Purchase Warrants commenced trading on the NASDAQ SmallCap Market under the symbols "PRED" and "PREDW," respectively, in December 1997. The following table sets forth for the quarters indicated the range of high and low closing prices of OPE's Class A Common Stock and Warrants as reported by NASDAQ but does not include retail markup, markdown or commissions. On September 30, 2002, the closing price of OPE's Common Stock was $1.04 per share.

                                Common Stock                   Warrants
                              -----------------            -----------------
By Quarter Ended:             High          Low            High          Low
-----------------             ----          ---            ----          ---

Calendar 2002
-------------
September 30, 2002           $1.98         $1.00           $.10         $.05
June 30, 2002                $2.15         $1.66           $.22         $.10
March 31, 2002               $3.60         $1.77           $.74         $.10

Calendar 2001
-------------
December 31, 2001            $3.04         $2.30           $.14         $.09
September 30, 2001           $3.55         $2.15           $.51         $.19
June 30, 2001                $3.10         $1.63           $.37         $.10
March 31, 2001               $3.75         $1.44           $.87         $.03


     The above quotations were reported by the Nasdaq SmallCap Market and reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. As of September 30, 2002, OPE had approximately 1,300 record and beneficial stockholders.

Class A and Class B Common Stock

     OPE is authorized to issue 15,000,000 shares of no par value Common Stock ("Common Stock"), of which 7,394,840 shares of Class A Common Stock are outstanding as of September 30, 2002. In addition, OPE has issued 1,000 shares of no par value Class B Common Stock. The Class A Common Stock and Class B Common Stock are identical in all respects except that each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to 10,000 votes. The Class B Common Stock was issued to satisfy certain control requirements of the AFL. See Arena Football-Restrictions on Ownership and Item 12. Upon issuance, shares of Class A and Class B Common Stock are not subject to further assessment or call. Subject to the prior rights of any series of preferred stock which may be issued by OPE in the future, holders of Class A and Class B Common Stock are entitled to receive ratably such dividends that may be declared by the Board of Directors out of funds legally available therefore, and, in the event of the liquidation, dissolution or winding up of OPE, are entitled to share ratably in all assets remaining after payment of liabilities. Holders of Class A and Class B Common Stock have no preemptive rights or rights to convert their Class A and Class B Common Stock into any other securities. The outstanding Class A and Class B Common Stock is validly issued, fully paid and nonassessable. The holders of the Class B Common Stock are entitled to convert each share of Class B Common Stock into one share of Class A Common Stock.

Common Stock Purchase Warrants

     Our outstanding common stock purchase warrants issued in connection with our initial public offering expired on December 10, 2002.

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

Limitation on Liability

     OPE's bylaws provide that a director shall not be personally liable to OPE or its stockholders for any action taken or any failure to act to the full extent permitted by the Florida Business Corporation Act. The effect of this provision in the bylaws is to eliminate the rights of OPE and its stockholders, through stockholders' derivative suits on behalf of OPE, to recover monetary damages from a director for breach of the fiduciary duty of care as a director including breaches resulting from negligent or grossly negligent behavior. This provision does not limit or eliminate the rights of OPE or any stockholder to seek nonmonetary relief such as an injunction or rescission in the event of a breach of a director's duty of care or to seek monetary damages for (i) a violation of criminal law, (ii) unlawful payment of dividends or other distribution under Florida law, (iii) a transaction in which a director derived an improper personal benefit, (iv) willful misconduct, or (v) reckless, malicious or wanton acts.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

     The Orlando Predators Entertainment, Inc. ("OPE", the "Company" or "we") was organized as a Florida corporation in March 1997 and is in the sports and entertainment business. OPE (i) owns and operates the Orlando Predators (the "Predators"), a professional arena football team of the Arena Football League (the "AFL" or the "League"), (ii) owns and operates two minor league teams of the arenafootball2 League ("af2"), the Peoria Pirates which commenced play in the 2001 season, and the Bayou Bears which are scheduled to commence play in the 2004 season; (iii) owns and operates the Louisiana IceGators of the East Coast Hockey League ("ECHL"), and (iv) owns an additional approximately 9% net revenue interest in the League (in addition to its approximately 4.5% League ownership interest it holds through the Predators).

     In October 2000, we entered into an agreement with af2 Enterprises LLC ("af2"), which operates the arenafootball2 League to assist af2 in acquiring substantially all of the assets of the Indoor Football League ("IFL") through IFL Acquisition Company ("IFL Acq."), a wholly-owned subsidiary of af2. Under the terms of our agreement with af2, we contributed (i) $1.1 million in cash less credits of $251,165, (ii) a $1.75 million promissory note and (iii) 214,286 shares of Class A Common Stock (which we agreed to repurchase from the holders at their election for $3.50 per share). In exchange, af2 granted us (i) three af2 memberships in IFL markets, (ii) the first $1 million in expansion fees earned by the af2 in IFL markets and (iii) all of the tangible personal property assets of the IFL such as turf fields, football equipment and the like. In February 2002, the agreement was modified pursuant to which we issued an additional 35,000 shares to eliminate our 214,286 share repurchase requirement and paid $400,000 to cancel the $1.75 million promissory note we had issued. With respect to the three af2 memberships, we operate the Peoria Pirates and will operate the Bayou Bears (change this?) and sold our rights to the Green Bay, Wisconsin team in October 2002.

     NBC Sports and the Arena Football League have reached an agreement to become revenue-sharing partners in a national television contract beginning with the 2003 season. The AFL season will begin on January 31 and conclude with ArenaBowl XVII on Sunday, June 22, 2003. NBC's regular season broadcasts will be shown live on Sunday afternoons with up to four regional telecasts each week. NBC will be the exclusive national broadcaster of AFL games. AFL teams' local television agreements will continue on a non-conflicting basis. All Playoff Games will be broadcast live on Saturdays and Sundays beginning with the AFL's Wild Card games on the weekend of May 24-25, 2003 and culminating with ArenaBowl XVII on June 22, 2003. The AFL will have a total of 22 broadcasts (15 regular season games with up to four regional exposures, plus seven postseason games) on NBC encompassing a total of 71 games (including all playoff games and ArenaBowl), resulting in over 55 hours of live programming each year.

     On July 31, 2002, the Company entered into an agreement to purchase the East Coast Hockey League (ECHL) membership of the Louisiana Icegators (which plays its games in Lafayette, Louisiana) and certain assets for $100,000 cash and a $600,000 promissory note bearing interest 5% per year, payable in four annual installments of $150,000 each. The Company has also assumed certain contracts under the agreement.

     We have incurred substantial and ongoing losses since our inception, aggregating $15,056,442 through September 30, 2002. Moreover, recently our cash resources have been reduced to the point that our ability to continue our operations has been put into jeopardy. In order to generate cash, we have decided to offer all four of our professional teams for sale, retaining only our aggregate 9% net revenue interest in the League. Consistent with this strategy, in December 2002 we entered into a nonbinding letter of intent to sell the Predators to an investor group led by Brett L. Bouchy, one of our affiliates. We are continuing to solicit other offers for the Predators from other interested buyers. The letter of intent we signed is subject to a number of contingencies including the execution of a definitive purchase agreement, improved offers from other interested buyers and approvals from our Board of Directors and the League.

     Due to the urgency of our cash flow difficulties, we believe we may be selling the Predators for less than that which we would receive had we the time to properly market the Predators. Similarly, we believe we may also be required to sell our other teams at prices below that which we would receive had we the time to properly market the other teams.

     There can be no assurance that we will be successful in selling any of our teams. However, if we are successful in selling all four teams, our revenue would be reduced to the distributions, if any, we will receive generated by our 9% net revenue interest in the League. While our operating expenses would also be substantially reduced, we can give no assurance that we would be able to generate sufficient revenue following the team sales to maintain our operations.

     Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements within the meaning of the safe habor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. The Company disclaims any intent or obligation to update these forward-looking statements.

Results of Operations

For the Year Ended September 30, 2002 Compared to September 30, 2001.

Revenues

     The Company recognizes game revenues and expenses over the course of the season (April through August).

     Revenues for the year ended September 30, 2002 were $5,567,629 compared to $4,555,245 for the year ended September 30, 2001. The increase is due principally to an increase in advertising and promotions revenues of $468,576, an increase in trade revenues of $174,123, and increase in playoff revenues of $338,938 due to the Peoria Pirates being the 2002 af2 Champions and the Predators proceeding to the second round of the AFL playoffs. The increase is also attributed to League revenues related to the AFL expansion memberships sold during for the year ended September 30, 2002 of $419,092 compared to $164,167 for the year ended September 30, 2001. The Company also experienced a decline in ticket revenues of $218,658 due primarily to inclement weather in Orlando on days it hosted home games.

Operating Expenses

     Operating expenses, which include cash and trade transactions, $3,325,636 increased $341,536 or 11.4% for the year ended September 30, 2002 as compared to $2,984,100 for the year ended September 30, 2001. Operating expenses consist primarily of player and coaching staff salaries and benefits and game production costs. The increase in operating expenses is a result of higher player salaries, dance team expense and preseason expenses. Selling and Promotional Expenses

     Selling and promotional expenses, which include cash and trade transactions, $1,836,593 represent an increase of $198,686 or 12% for the year ended September 30, 2002 compared to $1,637,907 for the year ended September 30, 2001. The increase is due primarily to an increase in sales salaries, sponsorship commissions and sponsorship costs which is a direct result of the increase in advertising and promotional revenue.

League Assessments

     League assessments of $466,092 increased $47,092 or 11% for the year ended September 30, 2002 as compared to $419,000 for the year ended September 30, 2001 due in part to an increase in monthly AFL league dues effective January 1, 2002.

General and Administrative Expenses

     General and administrative expenses, which include cash and trade transactions, $2,295,771 increased $593,675 or 35% for the year ended September 30, 2002 compared to $1,702,096 for the year ended September 30, 2001. The increase is due primarily to the legal fees associated with the Company's successful defense of a law suit by a former sponsor of the Predators, as well as increased rent expense, professional fees and insurance. The increase was also due to the recording of the fair market value of options granted to USV for the termination of its management contract with the Company of $259,000.

Loss on Write Down of Assets

     During the year ended September 30, 2002, the Company wrote off certain assets available for sale to their estimated net realizable value, in the amount of $133,634.

Playoffs

     Playoff expense of $535,905 increased $386,230 for the year ended September 30, 2002 compared to $149,675 for the year ended September 30, 2001. The increase is due to the Peoria Pirates winning the 2002 af2 Championship and the Predators proceeding to the second round of the AFL playoffs.

Impairment of AFL Membership

     The Company has evaluated its memberships in the AFL, af2 and the ECHL for impairment and has determined as of September 30, 2002, that the fair value of the AFL membership approximates $-0-. As a result the Company has recorded a $1,745,271 impairment charge related to the AFL membership during the year ended September 30, 2002.

Other Income/Expense

     Interest income and interest income, AFL were $6,554 and $246,705, respectively for the year ended September 30, 2002 as compared to $12,374 and $332,179, respectively for the year ended September 30, 2001. The decrease in interest income is due to reduced cash balances during the year ended September 30, 2002 and payments on the principal balance of the note receivable from the AFL.

     Interest expense during the year ended September 30, 2002 was $215,912 for the year ended September 30, 2002 as compared to $149,985 for the year ended September 30, 2001 due to increased borrowings. The interest expense is primarily attributable to the notes payable assumed under the acquisition agreement with the IFLA during the year ended September 30, 2001 and the bridge loans that closed in March 2002.

Loan Fees

     The Company had loan fees that were paid in 84,778 shares of Class A Common Stock valued at the fair market value on the date they were issuable of $234,500. The loan fees were paid to the Company's Chief Executive Officer, a former director of the Company and an employee/significant stockholder who is a former officer and director of the Company for pledging collateral for the Company's $700,000 bank note repaid in February 2002. In addition, the company granted warrants to purchase 786,343 shares of the Company's Class A Common Stock in connection with its bridge loan financing which were valued utilizing the Black-Sholes model totaling $1,137,452. In addition, the Company has accrued a finder's fee of $279,537 related to the bridge loan. For the year ended September 30, 2002, the Company expensed $801,121 and is amortizing the loan fees over the term of the loan.

For the Year Ended September 30, 2001 Compared To The Nine-Month Period Ended September 30, 2000.

Revenues

     The Company recognizes game revenues and expenses over the course of the season (April through August).

     Revenues for the year ended September 30, 2001 were $4,555,245, which represented an increase of $685,379 or 18% as compared to revenues for the period ended September 30, 2000 of $3,869,866. The increase for the year ended September 30, 2001 was directly attributable to an increase in ticket revenue of $609,591. Ticket revenues improved due to the addition of the Peoria Pirates, with ticket revenues of $577,647, and an increase of $31,944 in ticket sales for the Orlando Predators team. Ticket sales are recognized when the games are played. The Orlando Predators team played the same number of home games in the year as last period. The Company also had a $493,047 improvement in advertising and promotions revenue due to the addition of the af2 franchise and an increase of $187,191 at the Predator team level. The improvement at the Predator team level was a direct result of a full selling season that was hindered in the previous season by a labor dispute. The lease agreement with the Orlando Arena (TD Waterhouse) generated $120,326 in concession income for the eight home games played in this year, consistent with the prior period. League revenues dropped $92,717 due to a decrease in AFL expansion revenues.

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

     In October 2000, we entered into an agreement with af2 Enterprises LLC ("af2"), which operates the arenafootball2 League to assist af2 in acquiring substantially all of the assets of the Indoor Football League ("IFL") through IFL Acquisition Company ("IFL Acq."), a wholly-owned subsidiary of af2. Under the terms of our agreement with af2, we contributed (i) $1.1 million in cash less credits of $251,165, (ii) a $1.75 million promissory note and (iii) 214,286 shares of Class A Common Stock (which we agreed to repurchase from the holders at their election for $3.50 per share). In exchange, af2 granted us (i) three af2 memberships in IFL markets, (ii) the first $1 million in expansion fees earned by the af2 in IFL markets and (iii) all of the tangible personal property assets of the IFL such as turf fields, football equipment and the like. In February 2002, the agreement was modified pursuant to which we issued an additional 35,000 shares to eliminate our 214,286 share repurchase requirement and paid $400,000 to cancel the $1.75 million promissory note we had issued. With respect to the three af2 memberships, we operate the Peoria Pirates and will operate the Bayou Bears and sold our rights to the Green Bay, Wisconsin team in October 2002.

     In January through September of 2001, the Company completed private placements for the sale of 1,132,044 shares of the Company's Class A Common Stock for net proceeds for $1,532,446.

     The Company completed a private placement of $2,500,372 in notes payable in March 2002. During the third quarter 2002, the Company received an additional $50,000. The notes bear interest at 9.5% and principal and interest are due 18 months after the note date. The Company granted warrants to the note holders to purchase a total of 510,074 shares of the Company's Class A Common Stock for $2.75 based upon 20,000 shares for each $100,000 in principal balance, which are exercisable until February 1, 2006. As part of the private placement, an employee/significant stockholder and former officer and director of the Company, converted a note payable of $175,000 to a note payable in the private placement. If the Company repays the loans within one year, warrants to purchase 10,000 shares (for each $100,000 of principal balance) of the Company's Class A Common Stock will be cancelled. The Company computed the fair market value of the warrants utilizing the Black-Scholes model and will amortize the cost over the note period. The warrants have been valued at $902,950 and the significant assumptions used in the calculation of the warrants were risk free interest rates of 3.74% to 4.03% an average volatility of 82% and an average life of four years. The notes are collateralized by the Company's two non-voting interests in the Arena Football League.

     In July 2002, the Company's Board of Directors voted to increase the maximum offering in the private placement to a total of $3,850,000 under the same terms as the original agreement. In addition, the Company has agreed to grant warrants to purchase an additional 5,000 shares of the Company's Class A Common Stock for $2.50 for each $100,000 loaned to the existing note holders as an incentive to increase the maximum offering size. All original note holders signed a settlement agreement changing the loan date to February 15, 2002, with a due date of August 14, 2003. An additional $595,000 was received as of September 30, 2002, bringing the total outstanding bridge loans to $3,145,372. An additional $46,000 was received subsequent to year-end. New note holders received warrants to purchase 25,000 shares of the Company's Class A Common Stock for each $100,000 loaned plus warrants to purchase 10,000 shares of the Company's Class A Common Stock for each $100,000 loaned if the notes aren't paid by February 15, 2003.

     We have incurred substantial and ongoing losses since our inception, aggregating $15,056,442 through September 30, 2002. Moreover, recently our cash resources have been reduced to the point that our ability to continue our operations has been put into jeopardy. In order to generate cash, we have decided to offer all four of our professional teams for sale, retaining only our aggregate 9% net revenue interest in the League. Consistent with this strategy, in December 2002 we entered into a nonbinding letter of intent to sell the Predators to an investor group led by Brett L. Bouchy, one of our affiliates. We are continuing to solicit other offers for the Predators from other interested buyers. The letter of intent we signed is subject to a number of contingencies including the execution of a definitive purchase agreement, improved offers from other interested buyers and approvals from our Board of Directors and the League.

     Due to the urgency of our cash flow difficulties, we believe we may be selling the Predators for less than that which we would receive had we the time to properly market the Predators. Similarly, we believe we may also be required to sell our other teams at prices below that which we would receive had we the time to properly market the other teams.

     There can be no assurance that we will be successful in selling any of our teams. However, if we are successful in selling all four teams, our revenue would be reduced to the distributions, if any, we will receive generated by our 9% net revenue interest in the League. While our operating expenses would also be substantially reduced, we can give no assurance that we would be able to generate sufficient revenue following the team sales to maintain our operations.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

     Information concerning each of OPE's executive officers and directors is set forth below:


                                                                         Officer/Director
        Name                 Age              Position                        Since
        ----                 ---              --------                        -----
Eric A. Margenau (1)         62    Chairman of the Board of Directors         2000
                                   and Chief Executive Officer
David Berryman               52    President and Chief Operating Officer      2001
Keli Davis                   32    Chief Financial Officer                    2002
Lyle Reigel (1) (2)          63    Director                                   2001
Kenneth Levy (1) (2)         56    Director                                   2001
Michael A. Tatoian (1) (2)   42    Director                                   2001

(1) Member of Compensation Committee.
(2) Member of Audit Committee.


     Directors are elected at the Company's annual meeting of shareholders and serve a term of one year or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, subject to the bylaws of the Company. Jeffrey L. Bouchy and James Ross resigned as directors in January 2002.

     The Audit Committee reviews the engagement and independence of the Company's independent accountants, the audit and nonaudit fees of the independent accountants and the adequacy of the Company's internal accounting controls. The Compensation Committee considers the compensation and incentive arrangements of the Company's executive officers.

     The principal occupation of each director and executive officer of the Company, for at least the past five years, is as follows:

     Eric A. Margenau was appointed Chief Executive Officer of the Company in January 2000. He has been President of United Sports Ventures ("USV") since June 1996. From January 2000 to November 2001, USV had a management agreement with the Company under which USV provided the services of Dr. Margenau and USV's management staff to manage the operations of the Company. Dr. Margenau has been involved in the ownership and operation of minor league sports teams since 1986. In that time he has owned, operated and/or managed seven minor league baseball franchises and four minor league hockey franchises. From 1983 to 1988, he was the executive director of the Center for Sports Psychology. As a sports psychologist, he has been a consultant to several Major League Baseball teams.

     David Berryman was the President and Chief Executive Officer of Arkansas Sports Entertainment, which owns the Arkansas River Blades East Coast Hockey League franchise and the Arkansas Twisters arenafootball2 franchise, from 1998 until he joined the Company in November 2001. After a 20-year career in professional tennis as a player, coach and promoter, he served as Director of Off Ice Officials for the South Carolina Stingrays from 1993 to 1995 and was General Manager of the Louisiana IceGators from 1995 to 1998. He earned a Bachelor's degree in Business Administration from Memphis State University.

     Keli Davis was Vice President and Controller for JSM Enterprises, Inc. and Controller of several other closely-held corporations and partnerships until she joined the Company in October of 2002 as Chief Financial Officer. Prior to that, she served as Chief Financial Officer for Arkansas Sports Entertainment, Inc. She has worked for over ten years in the accounting and auditing fields, starting her career as an auditor in public accounting. She graduated magna cum laude in 1992 from the University of Arkansas with a Bachelor's of Science in Business Administration (major accounting). She completed the Certified Public Accountant's exam in the spring of 1994.

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

     Michael A. Tatoian is the Chief Executive Officer of Victory Sports Group, LLC, a sports management and development company. He has been actively involved in professional sports ownership/development/management since 1984 with involvement in minor league baseball, minor league hockey and arena football


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The following table indicates all compensation received the by Company's
Chief Executive Officer and the President for the nine months ended September
30, 2000 or the years ended September 30, 2001 and 2002.

                             Summary Compensation Table

                                                             Annual Compensation (1)
                                                             -----------------------
           (a)                 (b)      (c)        (d)        (e)          (f)
        Name and                                             Stock
   Principal Position         Year   Salary($)   Bonus($)   Options   Compensation($)
   ------------------         ----   ---------   --------   -------   ---------------
Eric Margenau                 2000    68,000       -0-      150,000        -0-
Chief Executive Officer (1)   2001    39,000       -0-                     -0-
Dave Berryman                 2002    109,375      -0-       20,000        -0-

(1) Paid to United Sports Ventures, Inc., a company controlled by Dr. Margenau.


     OPE's directors do not receive compensation for attending Board meetings but are reimbursed for out-of-pocket expenses incurred in connection therewith.

1997 Employee Stock Option Plan

     In April 1997, OPE's stockholders adopted OPE's 1997 Employee Stock Option Plan (the "Plan"), which provides for the grant of stock options intended to qualify as incentive stock options and nonqualified stock options (collectively, "stock options") within the meaning of Section 422 of the United States Internal Revenue Code of 1986 (the "Code"). Stock options are issuable to any officer, director, key employee or consultant of OPE.

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

     As of the date of this Report, 1,633,737 stock options have been granted under the Plan, exercisable at prices from $.72 to $3.00 per share.

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

                                        Number of Shares       Percentage
        Name                           Beneficially Owned       of Class
        ----                           ------------------       --------

Eric A. Margenau (1) (2)                  1,146,617               13.9%
Lyle Reigel                                 164,561                2.2%
Kenneth Levy                                  6,666                 * %
Michael A. Tatoian                            6,666                 * %
Brett L. Bouchy (1) (2)                   1,061,071               12.9%
Dorothy Consulting, Inc.                    759,294               10.2%
Alan Gagleard (3)                                75                7.5%
All directors and officers
    as a group
    (four persons)                        1,324,510               16.3%

* Less than 1%

(1) Does not include (i) 462.5 shares of Class B Common Stock held by Brett L. Bouchy which are subject to a voting trust in favor of Eric A. Margenau until January 2010 or (ii) 462.5 shares of Class B Common Stock held by Dr. Margenau. There are a total of 1,000 shares of Class B Common Stock outstanding, each share of which votes the equivalent of 10,000 shares of Class A Common Stock.

(2) Includes stock options held by Brett L. Bouchy to purchase 787,080 shares at $2.50 per share. Any shares purchased by Brett L. Bouchy under these options will be subject to a voting trust in favor of Eric A. Margenau until January 2010.

(3) Represents shares of Class B Common Stock. Each share of Class B Common Stock votes the equivalent of 10,000 shares of Class A Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     In January 1999, the Company issued to Brett L. Bouchy, its then Chief Executive Officer, nonqualified options to purchase 950,000 shares of its Class A Common Stock at $4.44 per share until December 2001. The options were issued in connection with a three year employment agreement executed by the Company and Mr. Bouchy and provided that 1/3 of the options would vest yearly on the anniversary date of the employment agreement. Mr. Bouchy terminated his employment agreement with the Company in January 2000 and exchanged his 950,000 nonqualified options for 817,068 incentive stock options issued under the Company's 1997 Stock Option Plan, exercisable at $2.50 per share. Any shares issued upon exercise of the options will be subject to a voting trust in favor of Eric A. Margenau until January 2010.

     From January 2000 to November 2001, USV had a management agreement with the Company under which USV provided the services of Dr. Margenau and USV's staff management to manage the operations of the Company for $3,000 per month. In connection with the agreement, the Company issued to USV stock options to purchase up to 150,000 shares of the Company's Class A Common Stock for $2.50 per share. The Company cancelled the initial stock option and reissued to USV 150,000 stock options exercisable at $2.70 per share when it terminated the agreement in November 2001.

     In February 2000, New Era Growth and Venture Fund (formerly "The Monolith Limited Partnership") agreed to sell its 925 shares of Class B Common Stock to Brett L. Bouchy (462.5 shares) and Eric A. Margenau (462.5 shares). Dr. Margenau has the right to vote Mr. Bouchy's shares until January 2010.

     In January 2001, the Company agreed to issue an aggregate of 100,000 shares of its restricted Class A Common Stock to Jeffrey L. Bouchy and Eric A. Margenau, then officers and directors of the Company, and Brett L. Bouchy, a principal stockholder of the Company. The shares were issued in consideration of Messrs. Bouchy, Margenau and Bouchy providing their assets as collateral to assist the Company in borrowing $1 million to satisfy its obligation under the IFL Acquisition agreement, which required the Company to advance $1.1 million to af2 Enterprises, LLC. The Company subsequently reduced the loan to $700,000 and agreed to issue one additional share of Class A Common Stock for each $10 of loan balance, on a quarterly basis. A total of 415,444 shares were issued in the aggregate to these three individuals prior to the loan being repaid in March 2002 comprised of 80,862 shares issued to Jeffrey L. Bouchy, 125,767 shares issued to Eric A. Margenau and 208,815 shares issued to Brett L. Bouchy.

     In June 2001, Brett L. Bouchy loaned us $175,000. In February 2002, the debt was converted by a promissory note due August 2003 and along with similar notes aggregating approximately $3.2 million, is secured by our 9% (2 non-voting interests) in the League.

     The Company completed a private placement of $2,500,372 in notes payable in March 2002. Brett L. Bouchy is a note holder and holds a note due from the Company in the amount of $400,000. Lyle Reigel, one of our directors, is also a note holder and holds a note due from the Company in the amount of $500,000.

     In October 2002, we sold our membership rights to the Green Bay Wisconsin af2 team to Lyle Reigel, one of our directors, for $1,000,000. Mr. Reigel also agreed to pay us a management fee of $5,000 per month to operate the team.

     We have entered into a nonbinding letter of intent to sell the Predators to an investment group headed by Brett L. Bouchy. The terms of the sale have not as yet been fully negotiated and we continue to negotiate with other parties interested in purchasing the Predators.

     The Company believes the terms of the above transactions were fair, reasonable and consistent with terms that could be obtained from nonaffiliated third parties. Transactions with affiliates of the Company require approval of a majority of the disinterested members of the Company's Board of Directors. If a material amount, the Company's securities (other than stock options under the Company's 1997 Employee Stock Option Plan) may not be issued to management, promoters or their respective associates or affiliates without obtaining a fairness opinion from a qualified brokerage firm or appraiser.

     We have incurred substantial and ongoing losses since our inception, aggregating $15,056,442 through September 30, 2002. Moreover, recently our cash resources have been reduced to the point that our ability to continue our operations has been put into jeopardy. In order to generate cash, we have decided to offer all four of our professional teams for sale and retaining our aggregate 9% net revenue interest in the League. Consistent with this strategy, in December 2002 we entered into a nonbinding letter of intent to sell the Predators to an investor group led by Brett L. Bouchy, one of our affiliates. We are continuing to solicit other offers for the Predators from other interested buyers. The letter of intent we signed is subject to a number of contingencies including the execution of a definitive purchase agreement, improved offers from other interested buyers and approvals from our Board of Directors and the League.

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

          10.05     Membership Agreement with the Arena Football League (1)

          10.12 Agreement between Arena football League and the Registrant to acquire the Equity Interests (2)

          10.18     Voting Trust Agreement between Messrs. Bouchy and Margenau
                    (3)

          10.20 Civil Complaint: Guidry, et. al. vs. Arena Football League LLC et. al. (4)

          10.21     Management Agreement (USV) (4)

          10.23     Amended Margenau Agreement with USV (4)

          99.1      Certification of Periodic Report

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

     b. Reports on Form 8-K: The Registrant filed two reports on Form 8-K for the quarter ended September 30, 2002, dated October 14, 2002 and November 5, 2002, (i) providing the required financial statements in connection with our acquisition of the Louisiana IceGators, and (ii) reporting the resignation of our Chief Financial Officer, John Pearce, respectively.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Orlando, Florida, on January 14, 2003.

                                      THE ORLANDO PREDATORS ENTERTAINMENT, INC.

                                      By: /s/ Eric A. Margenau
                                      ------------------------------------------
                                      Eric A. Margenau and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on the dates indicated.


        Signature                         Title                       Date
        ---------                         -----                       ----

/s/ Eric A. Margenau              Chairman of the Board of      January 14, 2003
------------------------          Directors and Chief
    Eric A. Margenau              Executive Officer


/s/ Lyle Reigel                   Director                      January 14, 2003
------------------------
    Lyle Reigel


/s/ Kenneth Levy                  Director                      January 14, 2003
------------------------
    Kenneth Levy


/s/ Michael A. Tatoian            Director                      January 14, 2003
------------------------
    Michael A. Tatoian

                        CERTIFICATION OF PERIODIC REPORT


I, Eric Margenau, certify that:

1. I have reviewed this annual report on Form 10-KSB of The Orlando Predators Entertainment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  January 14, 2003                         /s/ Eric Margenau
                                                -----------------
                                                Eric Margenau
                                                Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT


I, Keli Davis, certify that:

1. I have reviewed this annual report on Form 10-KSB of The Orlando Predators Entertainment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  January 14, 2003                         /s/ Keli Davis
                                                --------------
                                                Keli Davis
                                                Chief Financial Officer

                                      INDEX

                                                                            Page
                                                                            ----

THE ORLANDO PREDATORS ENTERTAINMENT, INC.

     Independent Auditors' Report                                           F-2

     Consolidated Financial Statements:

         Balance Sheet                                                      F-3

         Statements of Operations                                           F-5

         Statement of Changes in Stockholders' Equity                       F-6

         Statements of Cash Flows                                           F-7

     Notes to Consolidated Financial Statements                             F-8

                                 AJ. ROBBINS, PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                              3033 EAST 1ST AVENUE
                                    SUITE 201
                             DENVER, COLORADO 80206

                          INDEPENDENT AUDITORS' REPORT

To the Audit Committee
The Orlando Predators Entertainment, Inc.
Orlando, Florida

We have audited the accompanying consolidated balance sheet of The Orlando Predators Entertainment, Inc. as of September 30, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of The Orlando Predators Entertainment, Inc. as of September 30, 2002 and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and it has a significant working capital deficit that raise substantial doubt about the entity's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ AJ. ROBBINS, P.C.
                                              ---------------------
                                              AJ. ROBBINS, P.C.
                                              CERTIFIED PUBLIC ACCOUNTANTS

Denver, Colorado
November 17, 2002

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002

                                     ASSETS

CURRENT ASSETS:
     Cash                                                            $   337,224
     Accounts receivable                                                 774,241
     Accounts receivable, af2                                             23,065
     AFL receivable, current portion                                     308,000
     af2 expansion fees receivable                                       109,697
     Assets available for sale                                            25,000
     Inventory                                                            37,335
     Prepaid expenses                                                    869,891
     Other current assets                                                 28,493
                                                                     -----------

                  Total Current Assets                                 2,512,946


PROPERTY AND EQUIPMENT, at cost, net                                     482,174


INVESTMENT IN AFL                                                      4,032,650


AFL RECEIVABLE, net of current portion                                   576,136


MEMBERSHIP COST, net                                                   1,157,917


af2 TEAM INVESTMENTS                                                   1,135,411


OTHER ASSETS                                                             167,309
                                                                     -----------

                                                                     $10,064,543
                                                                     ===========


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                     CONSOLIDATED BALANCE SHEET (Continued)
                               SEPTEMBER 30, 2002

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                         $  1,055,956
     Note payable - acquisition, current portion                        150,000
     Bridge loans payable                                             3,145,372
     af2 expansion fees payable                                         200,000
     Deferred revenue                                                 1,189,594
     Due to AFL                                                          50,000
                                                                   ------------

                  Total Current Liabilities                           5,790,922


NOTE PAYABLE - ACQUISITION, net of current portion                      450,000


DEFERRED REVENUE, long term                                              71,936


DUE TO AFL, net of current portion                                      150,000
                                                                   ------------

                                                                      6,462,858
                                                                   ------------

COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST                                                       243,742
                                                                   ------------


STOCKHOLDERS' EQUITY:
     Preferred stock, 1,500,000 shares authorized; none
         issued or outstanding                                             --
     Class A Common stock, 15,000,000 shares authorized;
         7,394,840 issued and outstanding                            13,910,031
     Class B Common Stock, 1,000 shares authorized,
         1,000 issued and outstanding                                     5,000
     Additional paid-in capital                                       4,499,354
     Accumulated (deficit)                                          (15,056,442)
                                                                   ------------

                  Total Stockholders' Equity                          3,357,943
                                                                   ------------

                                                                   $ 10,064,543
                                                                   ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                            STATEMENTS OF OPERATIONS

                                                For the Years Ended September 30
                                                --------------------------------
                                                      2002             2001
                                                  ------------     ------------
REVENUES:
   Ticket                                         $  2,009,553     $  2,228,211
   Concession                                          135,215          120,326
   Play-off                                            456,932          117,994
   Advertising and promotions                        1,124,628          656,052
   Sponsorship trade revenue                         1,371,721        1,197,598
   League                                              419,092          164,167
   Other                                                50,488           70,897
                                                  ------------     ------------

       Total Revenues                                5,567,629        4,555,245
                                                  ------------     ------------

COSTS AND EXPENSES:
   Operations                                        2,818,949        2,529,974
   Playoff expenses                                    535,905          149,675
   Selling and promotional expenses                  1,309,244        1,261,081
   Trade expenses                                    1,368,137        1,146,155
   League assessments                                  466,092          419,000
   General and administrative                        1,961,670        1,386,892
   Telemarketing expenses                                 --              3,064
   Amortization                                         19,312           74,955
   Depreciation                                        158,734          147,771
   Loss from disposal of equipment                       2,288              878
   Write down of assets available for sale             133,634          107,671
   Loss on litigation settlement                          --             25,000
   (Gain) on sale of assets                               --            (11,181)
   Impairment of AFL membership                      1,745,271             --
                                                  ------------     ------------

       Total Costs and Expenses                     10,519,236        7,240,935
                                                  ------------     ------------

OPERATING (LOSS)                                    (4,951,607)      (2,685,690)
                                                  ------------     ------------

OTHER INCOME (EXPENSE):
   Interest expense                                   (215,912)        (149,985)
   Interest income                                       6,554           12,374
   Interest income, AFL                                246,705          332,179
   Loan fees                                        (1,090,850)        (727,381)
                                                  ------------     ------------

       Net Other Income (Expense)                   (1,053,503)        (532,813)
                                                  ------------     ------------

NET (LOSS) BEFORE MINORITY INTEREST                 (6,005,110)      (3,218,503)

MINORITY INTEREST                                        6,258             --
                                                  ------------     ------------

NET (LOSS)                                        $ (5,998,852)    $ (3,218,503)
                                                  ============     ============

NET (LOSS) PER SHARE, Basic and Diluted           $       (.83)    $       (.55)
                                                  ============     ============

Weighted Average Number of Common Shares
  Outstanding, Basic and Diluted                     7,198,044        5,865,623
                                                  ============     ============


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                             THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2002

                               Class A Common Stock          Class B Common Stock        Additional
                            ---------------------------   ---------------------------     Paid-In      Accumulated
                               Shares         Amount         Shares         Amount        Capital       (Deficit)         Total
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------
Balances, September 30,
   2000                        5,192,999   $ 10,136,400          1,000   $      5,000   $  3,096,653   $ (5,839,087)   $  7,398,966

Sale of Class A Common
   Stock, net of offering
   costs of $195,819           1,132,044      1,532,446           --             --             --             --         1,532,446

Class A Common Stock
   issued for exercise
   of stock options               65,000        150,000           --             --             --             --           150,000

Sale of Class A Common
   Stock warrants                   --             --             --             --            6,250           --             6,250

Class A Common Stock
   issued for loan fees          330,667        762,611           --             --             --             --           762,611

Net (loss)                          --             --             --             --             --       (3,218,503)     (3,218,503)
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balances, September 30,
   2001                        6,720,710     12,581,457          1,000          5,000      3,102,903     (9,057,590)      6,631,770

Sale of Class A Common
   Stock                         338,400        493,500           --             --             --             --           493,500

Class A Common Stock
   issued for exercise
   of stock options                1,666          2,499           --             --             --             --             2,499

Class A Common Stock
   issued for loan fees           84,778        234,500           --             --             --             --           234,500

Stock options granted
   for consulting fees              --             --             --             --          259,000           --           259,000

Stock options granted
   for loan fees                    --             --             --             --        1,137,451           --         1,137,451

Stock issued for
   acquisition of af2
   teams                         249,286        598,075           --             --             --             --           598,075

Net (loss)                          --             --             --             --             --       (5,998,852)     (5,998,852)
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balances, September 30,
   2002                        7,394,840   $ 13,910,031          1,000   $      5,000   $  4,499,354   $(15,056,442)   $  3,357,943
                            ============   ============   ============   ============   ============   ============    ============


                                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   STATEMENTS OF CASH FLOWS

                                                                 For the Years Ended September 30,
                                                                 ---------------------------------
                                                                        2002           2001
                                                                    -----------    -----------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net (loss) before minority interest                              $(6,005,110)   $(3,218,503)
   Adjustments to reconcile net (loss) to net cash from operating activities:
     Loss from disposal of equipment                                      2,288            878
     Loss on assets available for sale                                  133,634        107,671
     Depreciation                                                       158,734        147,771
     Amortization                                                        19,312         74,955
     Impairment of AFL membership                                     1,745,271           --
     Stock based compensation                                         1,630,951        762,611
   Changes in assets and liabilities:
     Accounts receivable                                               (625,270)       (31,345)
     Accounts receivable, af2                                           (23,065)          --
     Inventory                                                            5,108        (27,926)
     Prepaid expenses                                                  (645,676)       (67,166)
     Other assets                                                        87,254         44,049
     Accounts payable and accrued expenses                              341,462        257,409
     Accounts payable and accrued expenses, related party               (36,000)       (13,765)
     Due to AFL                                                        (124,000)       299,000
     Deferred revenue                                                   641,887         67,627
                                                                    -----------    -----------

                Net Cash (Used) by Operating Activities              (2,693,220)    (1,596,734)
                                                                    -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Purchase of equipment                                                (84,278)      (324,828)
   Acquisition of af2 teams and assets available for sale                  --       (2,935,026)
   Acquisition of IceGators                                            (640,000)          --
   Proceeds from the sale of assets available for sale                    3,500        209,195
   Collection of AFL receivable                                         353,359        321,497
   Acquisition costs utilized                                              --            2,984
                                                                    -----------    -----------

                Net Cash (Used) by Investing Activities                (367,419)    (2,726,178)
                                                                    -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from issuance of Class A Common Stock                       493,500      1,728,265
   Exercise of options                                                    2,499        150,000
   Proceeds from note payable - related party                              --          175,000
   Proceeds from note payable - bank                                       --        1,000,000
   Proceeds from note payable - acquisition                             600,000      1,750,000
   Proceeds from bridge loans                                         2,970,372           --
   Repayments of note payable - bank                                   (700,000)      (300,000)
   Repayment of notes payable - acquisition                            (400,000)          --
   Sale of warrants                                                        --            6,250
   Payment of offering costs                                               --         (195,819)
   Sale of minority interest                                            250,000           --
                                                                    -----------    -----------

               Net Cash Provided by Financing Activities              3,216,371      4,313,696
                                                                    -----------    -----------

INCREASE (DECREASE)  IN CASH                                            155,732         (9,216)

CASH, beginning of period                                               181,492        190,708
                                                                    -----------    -----------

CASH, end of period                                                 $   337,224    $   181,492
                                                                    ===========    ===========

Supplementary information:
See Note 7


                  SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                              F-7

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Activity
--------
The Orlando Predators Entertainment, Inc. (the "Company") was formed on March 27, 1997, to acquire, own and operate the Orlando Predators (the "Predators"), a professional Arena Football team and a member of the Arena Football League ("AFL").

Prior to October 18, 2000, the operations of the Company included only the operations of Predators. Subsequently, the Company formed Predators as a separate division and assigned the football operations to Predators. In 2000, the Company formed Peoria Professional Football, Inc. ("Peoria") and acquired the right to operate an arenafootball2 ("af2") (a minor league system of the AFL) team in Peoria, Illinois. The accounting policies of Predators and Peoria are identical to the prior policies of the Company. In addition to the rights to Peoria, the Company acquired the rights to operate two additional teams in af2 markets formerly controlled by the Indoor Football League, Inc. ("IFL"), a competing indoor football league. The Company also acquired assets of the IFL, including indoor playing fields and office equipment. These assets have been classified as available for sale. (See Note 14)

In July 2002, the Company formed Louisiana Sports, LLC ("LA Sports"), a wholly owned subsidiary of the Company. LA Sports formed IceGators Professional Hockey, LLC (the "IceGators") and Acadiana Bayou Bears Professional Football, LLC (the "Bears"). LA Sports acquired certain assets of the Louisiana IceGators, a professional hockey team that is a member of the East Coast Hockey League ("ECHL"), which plays its home games in Lafayette, Louisiana and assigned those assets to the IceGators. The Company assigned the rights to an af2 membership to LA Sports, which then assigned those rights to the Bears. (See Note 15) In August 2002, the Company sold a 10% membership interest in LA Sports to a member of its board of directors/significant stockholder for $250,000.

The Company selected Green Bay, Wisconsin and Lafayette, Louisiana as the home territories for its two additional af2 teams. Subsequent to year end, the Company reached an agreement to sell Bismarck Professional Football, Inc. its wholly owned subsidiary, which owned the rights to the Green Bay af2 team to a member of its board of directors/significant stockholder for $1,000,000. (See
Note 16).

Consolidation and Minority Interest
-----------------------------------
The consolidated financial statements of the Company include 100% of the assets, liability, equity and operations of the subsidiaries. The 10% membership interest in LA Sports owned by a member of the Company's board of directors/significant stockholder has been recorded as a minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassification
----------------
Certain amounts reported in the Company's financial statements for the year ended September 30, 2001 have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents consist primarily of cash in banks and highly liquid investments with original maturities of 90 days or less.

Inventory
---------
Inventory consists of team merchandise available for sale. Inventory is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment
----------------------
Property and equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 5-10 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations. Depreciation expense for the years ended September 30, 2002 and 2001 was $158,734 and $147,771, respectively.

Restricted Investment
---------------------
Restricted investment included in other assets consists of a $100,000 interest bearing certificate of deposit with a financial institution, which also provides a letter of credit to the AFL. The certificate of deposit is a requirement of the AFL as security for the AFL's letter of credit.

The Company is also required to maintain a minimum cash balance of $91,000 as collateral for the IceGators' workers' compensation insurance. This restricted amount is included in the cash balance.

Membership Cost
---------------
The AFL membership was recorded at its cost of $1,989,860 and was being amortized on a straight-line basis over 40 years. The Peoria af2 membership cost was recorded at its cost of $550,000 and was being amortized on a straight-line basis over 20 years. The ECHL membership was recorded at its cost of $640,000 and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company has evaluated its memberships in the AFL, af2 and the ECHL for impairment and has determined as of September 30, 2002, that the fair value of the AFL membership approximates $-0-. As a result the Company has recorded a $1,745,271 impairment charge related to the AFL membership during the year ended September 30, 2002. The Company believes that no impairment charge should be recognized on the af2 and ECHL memberships at this time. Amortization expense for the years ended September 30, 2002 and 2001 was $19,312 and $74,955, respectively.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 goodwill and other intangible assets (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective September 30, 2001. The adoption of SFAS 142 caused a decrease of $55,643 in amortization expense for the year ended September 30, 2002 as compared to the same period in 2001. The Company has determined that the fair value of its AFL membership approximates $-0- and has recorded a $1,745,271 impairment charge related to the AFL membership during the year ended September 30, 2002.

Advertising Expenses
--------------------
The Company utilizes direct-response advertising, eliciting sales to customers who can be shown to have responded specifically to the advertising and resulting in future economic benefits. Expenditures for advertising are capitalized and then amortized over the course of the playing season. Advertising costs totaled $283,428 and $261,376 for the years ended September 30, 2002 and 2001, respectively. The Company has capitalized advertising costs of $3,680 as of September 30, 2002.

Revenue Recognition
-------------------
The Company recognizes ticket, concession, play-off, and advertising and promotions revenues as its home preseason, regular season and play-off (if any) games are played. Generally, prior to each team's season, the Company begins selling season tickets and sponsorship packages (advertising and promotions), which are recorded as deferred revenues until each game is played. The Company recognizes these revenues ratably over the course of the home games played. Single game tickets are sold generally during each team's playing season. These revenues are recognized as the applicable games are played. The Company receives all ticket and advertising and promotion revenues for home play-off games (if any) and receives play-off revenue sharing from other teams for away play-off games (if any). The Company does not share in ticket or other revenues from any preseason or regular season away games.

The playing seasons of each of the Company's teams are as follows for the year ending September 30, 2003:

Team Name             League     Season     Total Games   Total Home Games
---------             ------     ------     -----------   ----------------

Orlando Predators      AFL    February-May      16               8
Peoria Pirates         af2    April- July       16               8
Bayou Bears            af2    April-July        16               8
Louisiana IceGators    ECHL   October-March     72              36

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Predator's arena lease (Note 6) provides for the Company to share in approximately 20% of the concession revenues generated at the arena in which it plays its home games.

The Company recognizes its share of revenues from the leagues, when amounts are deemed distributable by the leagues. The Company receives one share of league revenues based upon the number of shares outstanding at the time the revenues were earned by the leagues. League revenues (if any) generally consist of gross expansion fees received by the league, any national sponsorship revenues and any national television contract revenues. The Company may share in other league revenues generated.

Football and Hockey Operations
------------------------------
Team, selling and promotional expenses (principally player and coaches salaries, fringe benefits, insurance, game expenses, arena rentals and travel) are recorded as expenses ratably over the course of the season. Accordingly, expenses not yet incurred are recorded as prepaid expenses and are amortized ratably as games are played. General and administrative expenses are charged to operations as incurred.

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

The Company sells sponsorships for cash, goods and services. In exchange, the sponsor receives advertising and various benefits to games. The value of the services has been estimated in the accompanying financial statements. Management believes these estimates reasonably disclose the value of goods and services received.

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

Deferred tax assets arise primarily from the net operating loss carryforward and amortization of the membership costs which are not deductible for tax purposes until the membership is sold.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Deferred tax liabilities result when depreciation for tax purposes exceeds depreciation for book purposes. A valuation allowance equal to the net deferred tax asset has been recorded at September 30, 2002 since management of the Company has determined that it is more likely than not that the tax asset will not be realized. (See Note 12).

Concentrations of Risk
----------------------
Concentrations of credit risk associated with accounts receivable is limited due to accounts receivable transactions arising from sponsorship contracts which have a history of performance.

The supply of talented players is limited due to the competitive nature with other professional football and hockey leagues.

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Fair Value of Financial Instruments
-----------------------------------
The carrying value of cash, accounts receivable, notes payable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying value of non-current liabilities approximates fair value based on references to interest rates on similar instruments.

Earnings Per Common Share
-------------------------
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. (See Note 11)

Stock-Based Compensation
------------------------
The Company accounts for stock based compensation in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of APB No. 25. However, if the provisions of APB No. 25 are continued, proforma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. The Company recognizes compensation costs under the provisions of APB No. 25 and provides the expanded disclosure required by SFAS No. 123. (See Note 8)

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
-----------------------------------------
In July 2001 the Financial Accounting Standards Board ("FASB") issued No. SFAS 141, Business Combinations. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has implemented SFAS 141 and its adoption did not have a material effect on its consolidated financial statements.

In July 2001 the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and early adoption is encouraged. SFAS No. 143 requires that the fair value of a liability for an asset's retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The Company estimates that the new standard will not have a material impact on its consolidated financial statements.

In August 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 and expands the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company has implemented SFAS 144 and has determined that the fair value of its AFL membership approximates $-0-. As a result, the Company recorded a $1,745,271 impairment charge related to the AFL membership during the year ended September 30, 2002.

In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and its adoption is not expected to have a material effect on its consolidated financial statements.

In July 2002 the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. SFAS 146 will require a Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), and requires liabilities associated with exit and disposal activities to be expensed as incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company has reviewed SFAS 146 and its adoption may have a material effect on its consolidated financial statements.

NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS

The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since inception, has an accumulated deficit of $15,056,442 through September 30, 2002, a working capital deficit of $3,277,976 and continues to use significant amounts of cash in its operations. Management and the Board of Directors have determined that it is in the best interest of the Company to pursue the sales of its teams.

     The Company has entered into a non-binding letter of intent to sell the assets of the Predators, excluding cash and deposits to a related party entity that is owned in part by a significant stockholder/employee and a member of the Board of Directors. The Company is also negotiating with other, unrelated parties, for the sale of the team.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - GOING CONCERN AND MANAGEMENT'S PLANS (Continued)

The Company performed an impairment analysis of all long-lived assets and its identifiable intangibles associated with the Predators. The fair value of the long-lived assets and its identifiable intangibles was determined to approximate $-0-. As a result, the Company recorded a $1,745,271 impairment charge relating to the membership in the AFL. The sale of the Predators could result in a loss on disposition. If the Company is unable to successfully negotiate the sale of the Predators or is unable to agree to the terms of the non-binding letter of intent, it may be necessary to seek out other buyers or seek protection under bankruptcy laws.

In addition to negotiating the sale of the Predators, the Company is currently seeking potential buyers of its Peoria af2 team and its Lafayette ECHL and af2 teams. The Company is also attempting to renegotiate the terms of its bridge loans to extend the due date beyond August 2003.

Management of the Company and the Board of Directors continue to evaluate alternatives for the Company, including further sale of assets, renegotiation of its obligations, securing additional equity or financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - ARENA FOOTBALL LEAGUE AND af2

AFL
---
The AFL is a Limited Liability Company, which governs the rules and conduct of each member team. As of September 30, 2002 there were 20 other team members and two other non-team members. Each member owns an equal percentage of the AFL and appoints one board member. A budget for AFL expenses is approved annually by the board and expenses are shared equally. Revenues from expansion membership fees are divided equally between all members, the Company's two additional, non-voting interests (see Note 13) and the two interests owned by the inventor (Gridiron) of the Arena Football Game. Revenues are recognized when distributable by the AFL. Special assessments for litigation and other costs are recognized in the same periods as incurred. The Arena Football League formed a minor league system ("af2") beginning in the year 2000. The Company's minimum share of the 2002 season budget for the AFL is estimated to be $150,000.

The Company continues to be contingently liable for its share of AFL expenses which may exceed AFL revenues.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ARENA FOOTBALL LEAGUE AND af2 (Continued)

The AFL was defendant to claims for alleged damages which were settled during the year ended September 30, 2001 and the Company has recorded a remaining estimated liability of $200,000 as of September 30, 2002 for its share of the settlements of which $150,000 is considered long term.

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

af2
---
af2 is a Limited Liability Company, which governs the rules and conduct of each af2 member team. As of September 30, 2002 there were 33 other team members and the AFL's 50.1% ownership interest. Each member owns an equal percentage of the remaining 49.9% and appoints one board member. A budget for af2 expenses is approved annually by the board and expenses are shared equally. Revenues from expansion membership fees are divided equally between all members based upon their ownership percentages. The Company's af2 teams do not share in af2 expansion fees. Revenues are recognized when distributable by af2. Special assessments for litigation and other costs are recognized in the same periods as incurred. af2 players and coaches are employees of af2 and the Company's af2 teams pay these salaries directly to af2. The Company's share of the 2002 season budget for af2 is estimated to be $40,000.

The Company continues to be contingently liable for its share of af2 expenses which may exceed af2 revenues.

NOTE 4 - EAST COAST HOCKEY LEAGUE

The East Coast Hockey League (ECHL) is a nonstock, nonprofit corporation, which governs the rules and conduct of each member team. Each member owns an equal percentage of the ECHL and appoints one governor to the board. The board approves a budget for ECHL expenses, including a provision for capital reserves, annually. ECHL dues, which are paid monthly, are established each year without regard for capital reserves and possible receipt of expansion and transfer fees.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4- EAST COAST HOCKEY LEAGUE (Continued)

Revenues from expansion and transfer fees are retained by the ECHL to fund the ECHL's expenses and capital reserve requirements. At the discretion of the board, expansion and transfer fees may be distributed equally to all eligible members. Revenues are recognized when distributable by the ECHL. ECHL dues cover expenses for ECHL officials and other assessments and are recognized over the course of the season. Special assessments for litigation and other costs may necessitate that the ECHL draw upon the letter of credit and are recognized in the same periods as incurred.

ECHL Affiliations Agreement
---------------------------
The IceGators entered into an affiliation agreement with the governing board of the ECHL. The ECHL controls and owns the territorial rights to grant member teams the right to play hockey in each arena. The agreement terminates on July 1, 2004. The agreement includes a one year non-compete clause, in which, if the team withdraws from the ECHL, it may not affiliate, join or become involved in any other hockey league operating within home territory, which includes a 50 mile radius. Furthermore, if the team wishes to withdraw from the ECHL, they must pay one third of the current membership fee.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                  September 30,
                                                                      2002
                                                                    --------


Office equipment                                                    $139,202
Leasehold improvements                                                 6,358
Game equipment and system                                            706,776
                                                                    --------
                                                                     852,336
Less accumulated depreciation                                        370,162
                                                                    --------

                                                                    $482,174
                                                                    ========

The Company wrote off certain assets with a net book value of approximately $2,288, due to obsolescence in 2002.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS AND CONTINGENCIES

A.) Employment Agreements
-------------------------
The Company has employment agreements with certain executives and coaches. The Company is obligated to make certain minimum salary payments as follows:

     Year Ending September 30,
     -------------------------

     2003                                         $ 415,717
     2004                                           219,550
     2005                                           101,900
     2006                                             7,083
                                                  ---------

                                                  $ 744,250
                                                  =========

The Predators have signed agreements with 15 players. The following summarizes player salary commitments for each of the upcoming years:

     September 30, 2003                           $ 658,400
     September 30, 2004                              62,400
                                                  ---------

                                                  $ 720,800
                                                  =========

B.) AFL and ECHL Agreements
---------------------------

AFL
---
In 2002 the AFL entered into a Collective Bargaining Agreement ("CBA") with its players. Under the terms of the CBA, the AFL has agreed with the NFLPA (the players' bargaining unit) to a salary cap equal to the greater of $1,643,000 per team or 50% of Defined Gross Revenue ("DGR") as defined in the CBA, increasing to the greater of $1,921,633 or 63% of DGR by 2007. Minimum per player salaries are $1,484 per game.

The Company does not anticipate that it will reach the maximum player compensation allowed during the 2003 season. The agreement also calls for year round health insurance for the players and their families, full pay for inactive players, short and long term disability insurance, a 401k pension plan and unrestricted free agency after four years of service in the League.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

ECHL
----
The ECHL and the Professional Hockey Players' Association (PHPA), which represents the players of the ECHL, have entered into a collective bargaining agreement effective from August 1, 1999 to May 31, 2003. The agreement has a "no strike" clause which prohibits strikes and walkouts throughout the term of the agreement. The agreement provides for a standard players contract and sets the active roster of member teams at a maximum of twenty players.

The agreement defines the maximum and minimum benefits and compensation that the players may be paid during the term of the agreement. Total weekly club salary will not exceed $10,000 for the 2002-2003 regular and post-season play periods. The agreement also calls for health insurance for the players and their families, short-term disability insurance, and severance pay. Players that do not receive qualifying offers are deemed unrestricted free agents.

C.) Lease Obligations
---------------------
In March 1998, the Company signed a five-year lease (with an additional five-year option) with the TD Waterhouse Center. The agreement provides the Company with an approximately 20% share of revenue generated from food and beverage concessions. The Company receives a credit to be applied to the game rental of $3 per person (up to $10,000) for games in which attendance exceeds 9,000 persons. The Company is currently negotiating a new lease.

The Company entered into a two year lease agreement for office space in Orlando at a rate of $900 per month which expired in March 2001. In January 2001, the Company signed a five-year lease (with an additional five-year option) for office space at a base rent of $8,887 per month, increasing annually to $10,603.

On September 1, 2000, the Company signed a five-year license agreement with SMG, for use of the Peoria Civic Center. The agreement requires the Company to pay a minimum fee of $8,500 per game for rent and game day services. The Company receives an incentive of $.50 per person for games in which attendance exceeds 7,000 attendees. On September 30, 2002 the lease agreement was amended to provide for a concessions rebate of $.75 to $1.25 based on attendance of more than 5,000. The lease was also extended through the 2007 season and base rent will be capped at the 2003 rate, which will be determined January 1, 2003.

On May 1, 2001, the Company signed a one-year lease for office space in Peoria at a rate of $550 per month. The lease also required that the Company furnish the landlord with eight season tickets to Peoria Pirates home football games and two sign boards for advertising at game events.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

On July 1, 2002 the Company entered into a lease with the Cajundome Commission for use of the Cajundome for IceGators and Bears games as well as for office space. The agreement expires May 31, 2007 for ice hockey and August 31, 2008 for football and calls for minimum rental payments of $6,500 per game. The Company pays certain box office fees and receives a rental rebate of $0.40 per person for every group of 250 attendees over 1,000. The agreement provides the Company with an approximately 20% share of revenue generated from food and beverage concessions, 25% share of net parking revenues, and 25% of suites and permanent signage advertisement. Office space rental is included in the cost of the arena rental. Under the terms of the agreement, the Cajundome collects cash from season ticket sales and holds the funds in escrow until applicable games are played at which time the Cajundome disburses the funds to the Company. The amount due from the Cajundome as of September 30, 2002 was $287,786.

On November 15, 2002, the Company entered into a three year lease for office space in Peoria, commencing December 1, 2002. Base rent is $2,000 per month increasing annually to $2,400.

The minimum future lease payments under the lease agreements are as follows:

                                     Offices        Arenas         Total
                                    ---------    -----------    -----------

2003                                $ 138,910    $   328,000    $   466,910
2004                                  148,476        328,000        476,476
2005                                  154,552        328,000        482,552
2006                                   41,909        260,000        301,909
2007                                   -             260,000        260,000
                                    ---------    -----------    -----------

                                    $ 483,847    $ 1,504,000    $ 1,987,847
                                    =========    ===========    ===========

Rent expense for the years ended September 30, 2002 and 2001 was $328,432 and $283,893, respectively.

D.) Workers' Compensation
-------------------------
The Predators provide a $250,000 occupational health, accidental death and disability insurance policy to each player. Each team is required to pay the first $35,000 of claims for an injured player up to an aggregate of $356,000 for the two Florida based AFL teams provided through a carrier.

E.) Litigation
--------------
The Company is a party to a number of lawsuits arising in the normal course of business. In the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's operations, cash flows or financial position.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

F.) Management Agreement with USV
---------------------------------
On January 28, 2000, the Company entered into an agreement, which was amended on July 1, 2000, with United Sports Ventures, Inc. (USV) a related party, for management services for the Company's Orlando Predators sports team and general management services for operations of the Company. The agreement was for a term of one year from the date of the amendment, and automatically renews each year, unless cancelled as provided for under the terms of agreement. Fees for the management services were $10,000 per month under the original agreement, reduced to $3,000, per month with the amendment, effective January 1, 2001.

In conjunction with the amended agreement, the Company granted USV an option to purchase 150,000 shares of the Company's Class A Common Stock, which vested 37,500 shares per quarter, commencing on October 1, 2000 and expired on September 30, 2002. The options were exercisable at $2.50 per share and have been valued at the fair market value of $63,000 using the Black-Scholes model and were expensed ratably over the initial one year life of the contract. Significant assumptions used in calculating the fair market value are a 2 year option life, 71% volatility, and 6.13% risk-free interest rate. The Company has expensed $-0- and $47,250 during the years ended September 30, 2002 and 2001.

The agreement was terminated in November 2001. As consideration for the termination of the agreement, USV has agreed to the cancellation of its option to purchase 150,000 shares of the Company's Class A Common Stock was granted a new option to purchase 150,000 shares of the Company's Class A Common Stock for $2.70 per share expiring on November 14, 2005. The options were valued at their fair market value of $259,000 using the Black-Scholes model and were expensed on the date of grant. Significant assumptions used in calculating the fair market value are a 4 year option life, 86% volatility and 4.0% risk-free interest rate.

G.) Financial Consulting Agreement
----------------------------------
On July 1, 2000, the Company entered into a two year financial consulting and investment banking agreement for stockholder public relations matters. The agreement provided for fees of $60,000, payable $10,000 at the signing of the agreement and $2,174 per month thereafter, until the balance is paid. The Company also granted the consultant an option to purchase 350,000 shares of the Company's Class A Common Stock, which was valued at the fair market value of $113,000 using the Black-Scholes model, and is being expensed over the term of the agreement. Significant assumptions used in calculating the fair market value are a 2 year option life, 71% volatility and a 6.53% risk-free interest rate. The options vest 87,500 shares on July 1, 2000 and 17,500 per month thereafter and are exercisable at fixed prices ranging from $2.50 to $4.50 per share and expire in 2006. The Company has recorded $-0- and $50,000 in expense during the years ended September 30, 2002 and 2001, respectively.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - SUPPLEMENTAL CASH FLOW INFORMATION

The Company paid $18,907 and $59,161 for interest expense during the years ended September 30, 2002 and 2001, respectively.

NOTE 8 - COMMON STOCK

Stock Option Plan
-----------------
Effective April 1, 1997, the Company's board of directors adopted the Stock Option Plan under which 150,000 shares of the Company's Class A Common Stock were reserved for issuance at prices not less than fair market value on the date of grant. During 1998 the Plan was amended to provide for 350,000 additional option shares. During 1999 the Plan was amended to provide for 2,500,000 additional option shares. The board may grant options to key management employees, officers, directors and consultants.

The following table summarizes the activity of options and warrants for the years ended September 30, 2001 and 2002:

                                                          Weighted
                                                          Average
                                      Number of           Exercise    Exercise
                                 Options     Warrants      Price       Amount
                               ----------   ----------    -------- ------------

Outstanding,
     September 30, 2000         1,693,246      875,000    $  4.37  $ 11,218,290
Exercised                         (30,000)      -            2.50       (75,000)
Granted                           719,166       -            2.30     1,651,207
Expired                          (783,334)      -            2.47    (1,931,667)
                               ----------   ----------             ------------

Outstanding,
     September 30, 2001         1,599,078      875,000       4.39    10,862,830
Exercised                          (1,666)       -           1.50        (2,499)
Granted                           165,000      786,343       2.67     2,541,426
Expired                          (226,166)       -           2.39      (539,632)
                               ----------   ----------             ------------

Outstanding,
     September 30, 2002         1,536,246    1,661,343    $  4.02  $ 12,862,125
                               ==========   ==========             ============

Stock-Based Compensation
------------------------
The Company accounts for stock-based compensation under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No.
123). The standard requires the Company to adopt the fair value method with respect to stock-based compensation of consultants and other non-employees.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - COMMON STOCK (Continued)

The Company did not change its method of accounting for employee stock options; the Company continues to account for these under the intrinsic value method. Had the Company adopted the fair value method for options issued to employees as well, an additional charge to income of $224,151 would have been required in 2002; proforma net loss would have been $4,488,072 and loss per share would have been $.62. An additional charge to income of $179,000 would have been required in 2001; proforma net loss would have been $3,397,503 and loss per share would have been $.58.

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

Warrants
--------
In June 2001, the Company sold a warrant for $6,250 to purchase 50,000 shares of the Company's Class A Common Stock at an exercise price of $2.875 per share expiring August 2006.

Private Placements
------------------
The Company completed private placements for the sale of 1,132,044 shares of the Company's Class A Common Stock for net proceeds of $1,532,446 during the year ended September 30, 2001.

In December 2001 and January 2002, the Company completed private placements for the sale of 282,000 shares of Class A Common Stock for proceeds of $493,500 and paid offering costs in the form of 56,400 shares of Class A Common Stock.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - BRIDGE LOANS

The Company completed a private placement of $2,500,372 in notes payable in March 2002. During the third quarter 2002, the Company received an additional $50,000. The notes bear interest at 9.5% and principal and interest are due 18 months after the note date. The Company granted warrants to the note holders to purchase a total of 510,074 shares of the Company's Class A Common Stock for $2.75 based upon 20,000 shares for each $100,000 in principal balance, which are exercisable until February 1, 2006. As part of the private placement, an employee/significant stockholder and former officer and director of the Company, converted a note payable of $175,000 to a note payable in the private placement. If the Company repays the loans within one year, warrants to purchase 10,000 shares (for each $100,000 of principal balance) of the Company's Class A Common Stock will be cancelled. The Company computed the fair market value of the warrants utilizing the Black-Scholes model and will amortize the cost over the note period. The warrants have been valued at $902,950 and the significant assumptions used in the calculation of the warrants were risk free interest rates of 3.74% to 4.03% an average volatility of 82% and an average life of four years. The notes are collateralized by the Company's two non-voting equity interests in the Arena Football League.

In July 2002, the Company's Board of Directors voted to increase the maximum offering in the private placement to a total of $3,850,000 under the same terms as the original agreement. In addition, the Company has agreed to grant warrants to purchase an additional 5,000 shares of the Company's Class A Common Stock for $2.50 for each $100,000 loaned to the existing note holders as an incentive to increase the maximum offering size. All original note holders signed a settlement agreement changing the loan date to February 15, 2002, with a due date of August 14, 2003. An additional $595,000 was received as of September 30, 2002, bringing the total outstanding bridge loans to $3,145,372. An additional $46,000 was received subsequent to year-end. New note holders received warrants to purchase 25,000 shares of the Company's Class A Common Stock for each $100,000 loaned plus warrants to purchase 10,000 shares of the Company's Class A Common Stock for each $100,000 loaned if the notes aren't paid by February 15, 2003.

NOTE 10 - NOTE PAYABLE RELATED PARTY

During June 2001, the Company borrowed $175,000 in the form of a 7% note payable to an employee/significant stockholder and former officer and director of the Company, due on October 31, 2001 and was verbally extended. The Company's af2 teams collateralized the note. In February 2002 this loan was converted to a bridge loan. (See Note 9)

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - EARNINGS PER SHARE

                                         For the Year Ended September 30, 2002
                                         -------------------------------------
                                                                        Per
                                            Income         Shares      Share
                                          (Numerator)   (Denominator)  Amount
                                          -----------    -----------   -------

Basic EPS
     (Loss) available to common
      stockholders                        $(5,998,852)     7,198,044   $  (.83)

Effect of Dilutive Securities
     Options and warrants                        --             --        --
                                          -----------    -----------   -------

Diluted EPS
     (Loss) available to common
      stockholders including assumed
      conversions                         $(5,998,852)     7,198,044   $  (.83)
                                          ===========    ===========   =======


As of September 30, 2002 there were 3,197,589 warrants and options outstanding which were not included in the diluted earnings per share because their effect was anti-dilutive for the period presented.

                                          For the Year Ended September 30, 2001
                                          -------------------------------------
                                                                        Per
                                            Income         Shares      Share
                                          (Numerator)   (Denominator)  Amount
                                          -----------    -----------   -------

Basic EPS
     (Loss) available to common
      stockholders                        $(3,218,503)     5,865,623   $  (.55)

Effect of Dilutive Securities
     Options and warrants                        --             --        --
                                          -----------    -----------   -------

Diluted EPS
     (Loss) available to common
      stockholders including assumed
      conversions                         $(3,218,503)     5,865,623   $  (.55)
                                          ===========    ===========   =======


As of September 30, 2001, there were 2,474,078 warrants and options outstanding which were not included in the diluted earnings per share because their effect was anti-dilutive for the period presented.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INCOME TAXES

The components of deferred tax assets and (liabilities) were as follows:

Total deferred tax assets                                           $ 5,805,000
Less valuation allowance                                             (5,805,000)
                                                                    -----------

Net deferred tax asset                                              $      --
                                                                    ===========


The tax effects of temporary differences that give rise to deferred tax assets and (liabilities) were as follows:

Temporary differences;
   Property and equipment                                           $   (60,000)
   Membership cost                                                      760,000
   Interest stockholders                                                 21,000
   Net operating loss carryforward                                    5,084,000
Less valuation allowance                                             (5,805,000)
                                                                    -----------

                                                                    $      --
                                                                    ===========

The components of deferred income tax expense (benefit) were as follows:

                                                         2002           2001
                                                     -----------    -----------
Temporary differences:
   Property and equipment                            $    30,000    $    24,000
   Intangible assets                                    (663,000)       (28,000)
   Interest stockholders                                 (21,000)         4,000
   Net operating loss carryforward                    (1,611,000)    (1,219,000)
Less valuation allowance                               2,265,000      1,219,000
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========

The following is a reconciliation of the amount of income tax expense (benefit) that would result from applying the statutory income tax rates to pre-tax loss and the reported amount of income tax expense (benefit):

                                                         2002           2001
                                                     -----------    -----------
Tax expense (benefit) at statutory rates             $(2,040,000)   $(1,094,000)
AFL activity                                            (342,000)       (27,000)
Impairment allowance                                     593,000           --
Stock based compensation                                 301,000           --
Other                                                     31,000         18,000
Increase in valuation allowance                        1,457,000      1,103,000
                                                     -----------    -----------

                                                     $      --      $      --
                                                     ===========    ===========

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - INCOME TAXES (Continued)

No provision for income taxes has been recorded for the years ended September 30, 2002 and 2001, since the Company has incurred losses during these periods. Net operating loss carryovers of approximately $13,521,000 as of September 30, 2002 expire beginning in 2016. The Company is providing a full valuation allowance in connection with the deferred tax assets because there is no assurance that such amounts will be utilized in the future.

NOTE 13 - PURCHASE OF INTERESTS IN THE AFL

In August 1998, the Company acquired two non-voting interests in the AFL for $6,000,000. Each similar interest entitles the Company to share equally with each other member in AFL revenues. The AFL guarantees to pay the Company at least $480,000 per year until the Company receives an aggregate of $6,000,000 through distribution. The AFL has the right to offset amounts due from Predators and Peoria against the annual payment. Once the Company receives an aggregate of $6,000,000, the Company will participate in AFL revenues, expenses and liabilities with respect to the two interests, with the exception of team only expenses.

Prior to March 2000, the Company accounted for its two non-voting interests in the AFL under the terms of the agreement, which called for the Company to record as expansion revenues (based upon its ownership share in the AFL) amounts received from the AFL for sales of expansion memberships and other AFL revenues. The Company did not share in AFL expenses.

The AFL disputed the terms of the agreement and in March 2000, the Company and the AFL agreed to amend the terms of the agreement. The amended terms of the agreement state that the Company shall receive its two shares of expansion revenue received by the AFL but shall record these payments to reduce the balance of the note receivable due from the AFL.

The purchase of the rights for the two non-voting interests in the AFL has been allocated and recorded as 1) cost basis interest in the AFL and 2) an unsecured receivable due from the AFL. The investment accounted for under the cost method of accounting was recorded at an original cost of $4,071,437. The unsecured receivable was originally recorded for $1,965,971 from the League, with a total remaining balance as of September 30, 2002 of $884,136. The amounts were computed using an imputed interest rate of 23%. The minimum payment of $480,000 is due annually on August 14.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - ACQUISITION OF AF2 TEAMS

On October 18, 2000, the Company entered into an agreement with IFL Acquisition Co., LLC ("IFLA"), a wholly owned subsidiary of af2 Enterprises, LLC. The Company acquired the rights to three af2 memberships, all of the tangible assets of the Indoor Football League (which were acquired by IFLA under a separate agreement), and the first $1,000,000 in expansion revenues received by af2 for memberships in former Indoor Football League ("IFL") markets. In addition, to the extent that af2 licenses intellectual property acquired from the IFL to third parties within 24 months of the date of the agreement, the Company will receive a fee of $10,000. In exchange for the assets and rights acquired, the Company paid $1,100,000 cash less a credit of $25,000 for a territory release payment and a credit of $226,165 for cash received prior to the sale to IFLA, issued 214,286 shares of redeemable Class A Common Stock valued at $750,000 and a promissory note for $1,750,000 bearing interest at 6% per year, payable in three annual installments of $583,333 beginning on October 18, 2001. The Company's two interests in the League collateralized the note. The common stock was redeemable at $3.50 per share at the option of the stockholder for a period of six months beginning on April 18, 2002, and had been classified as redeemable Class A Common Stock. The Company also paid $25,000 to the owner of the Milwaukee AFL membership, a $50,000 fee for the first af2 team acquired and $5,000 for each additional af2 team to af2.

The Company did not receive all of the tangible property from the IFLA and therefore adjusted the value down by $107,671 during the year ended September 30, 2001.

In February 2002 the Company negotiated a reduced purchase price of the assets acquired from IFLA. The following is the reallocation of the purchase based upon the negotiated reduced purchase price:

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
                                                                    ===========

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - ACQUISITION OF AF2 TEAMS (Continued)

The reduced purchase price reflects a cash payment of $400,000 on February 15, 2002 in exchange for the cancellation of a $1,750,000 note payable to the former owners of the IFL and the forgiveness of accrued interest payable of $144,375 under the note. The IFL also relinquished its option to return the 214,286 shares of the Company's Class A Common Stock in exchange for an additional 35,000 shares of the Company's Class A Common Stock. The 214,286 and 35,000 shares have been valued at their fair market values on the dates that they were issuable. The Company has agreed to pay the IFL the first $200,000 it receives in expansion fees distributed by af2 for expansion in former IFL territories and the first $100,000 it might have received from an AFL/NFL transaction. The NFL did not exercise its option to purchase up to 49.9% of the AFL and therefore, no adjustment has been made to the purchase price. The Company has allocated the revised purchase price to reflect $184,697 of expansion fees receivable from af2 for expansion in former IFL territories rather than purchase price in excess of assets acquired.

The Company obtained financing for the acquisition of the af2 teams of $1,000,000 from a bank, which was payable on February 28, 2001, bearing interest at 1.75% above the LIBOR rate or 8.47% per year. The Company paid a facility fee of $20,000 to the bank for the note which was amortized over the term of the note. The note was secured by the Company's rights to $1,000,000 of af2 expansion fees and the pledge of $1,300,000 in securities and cash of the Company's Chief Executive Officer, a director of the Company and an employee/significant stockholder who is a former officer and director of the Company. The Company has granted to the collateral holders a total of 100,000 shares of Class A Common Stock, valued at $156,250, which were recorded as loan fees, based upon the market value of the Class A Common Stock on the date the shares were granted. The loan fees were amortized over the term of the loan. The financing was extended for one year at the same terms with the principal being reduced to $700,000. An additional 230,667 shares of the Company's Class A Common Stock were issued to the collateral holders valued at $606,361 during the year ended September 30, 2001. The 230,667 shares of Class A Common Stock has been recorded as loan fees and are being amortized over one year, the term of the loan. During the year ended September 30, 2002, an additional 84,778 shares of the Company's Class A Common Stock, valued at $234,500, were issued to the collateral holders. The stock was recorded as loan fees and was amortized over the remaining term of the loan. Loan fee expense related to this loan for years ended September 30, 2002 and 2001 respectively was $289,730 and $707,381.

NOTE 15 - ACQUISITION OF ECHL TEAM

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

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - ACQUISITION OF ECHL TEAM (Continued)

The IceGators season is from October through March. The IceGators have adopted the accounting policies of the Company and are owned by Louisiana Sports, LLC., ("LA Sports") which was a wholly owned subsidiary of the Company. The Company sold 10% of LA Sports to a member of its board of directors/significant stockholder for $250,000. The Company will be the manager of LA Sports.

The purchase price for the IceGators was allocated as follows:

Membership in ECHL                                                    $ 640,000
Property and equipment                                                   54,000
Other assets                                                              6,000
                                                                      ---------

         Total purchase price                                           700,000
Less:
     Note payable                                                      (600,000)
                                                                      ---------

Cash paid at closing                                                  $ 100,000
                                                                      =========

NOTE 16 - SUBSEQUENT EVENTS

During October 2002, the Company borrowed $750,000 in the form of a 9.5% note payable to a member of its board of directors/significant stockholder, due on January 21, 2003.

During October 2002, the Company reached an agreement to sell Bismarck Professional Football, Inc. its wholly owned subsidiary, which owned the rights to the Green Bay af2 team to a member of its board of directors/significant stockholder for $1,000,000 paid by the cancellation of the $750,000 note payable entered into during October 2002 and the return of the 10% membership ("minority interest") sold in August 2002 for $250,000. The Company will recognize a gain on the sale of Green Bay of approximately $425,000. The sale is pending final approval by the AFL in December 2002.

The Company also entered into a management agreement with Green Bay for a term of one year. The Company will provide management services to Green Bay and will receive a $5,000 monthly fee. The Company's Chief Executive Officer will provide the management services and will receive a monthly fee of $5,000 when paid by Green Bay.