Form 10QSB
period 2002-12-31
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2003-02-18
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           ----- EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 10 2003, 7,454,425 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

Transitional Small Business Disclosure format: Yes[ ] No [X]

                      ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   FORM 10-QSB



                                      INDEX

Part I     Financial Information                                           Page

     Item 1.  Financial Statements:

     Balance Sheets as of December 31, 2002 and September 30, 2002          3-4

     Statements of Operations for the Three Months Ended
         December 30, 2002 and 2001                                          5

     Statements of Cash Flows for the Three
         Months Ended December 30, 2002 and 2001                             6

     Notes to Financial Statements                                           7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations                10

Part II    Other Information and Signatures                                 15

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                                  December 31,    September 30,
                                                      2002           2002
                                                  -----------      -----------
                                                  (Unaudited)


CURRENT ASSETS:
Cash                                              $   464,882      $   337,224
Accounts receivable, sponsorships                   1,418,361          774,241
Accounts receivable, af2                                1,584           23,065
AFL receivable, current portion                       198,314          308,000
af2 expansion fees receivable                         109,697          109,697
Assets Available for sale                                --             25,000
Inventory                                              36,987           37,335
Prepaid expenses                                    1,143,547          869,891
Other current assets                                   45,681           28,493
                                                  -----------      -----------

                    Total Current Assets            3,419,053        2,512,946
                                                  -----------      -----------


PROPERTY AND EQUIPMENT, at cost, net                  466,813          482,174

INVESTMENT IN AFL                                   4,032,650        4,032,650

AFL RECEIVABLE, net of current portion                576,136          576,136

MEMBERSHIP COST                                     1,157,917        1,157,917

af2 TEAM INVESTMENTS                                  567,705        1,135,411

OTHER ASSETS                                          149,810          167,309
                                                  -----------      -----------

TOTAL ASSETS                                      $10,370,084      $10,064,543
                                                  ===========      ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                          THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                           CONSOLIDATED BALANCE SHEETS (CONTINUED)

                            LIABILITIES AND STOCKHOLDERS' EQUITY



                                                              December 31,    September 30,
                                                                  2002            2002
                                                              ------------    ------------
                                                               (Unaudited)

CURRENT LIABILITIES:

       Accounts payable and accrued expenses                  $    845,824    $  1,055,956
       Note payable-acquisition, current portion                   150,000         150,000
       Bridge loans payable, current portion                     1,200,000       3,145,372
       af2 expansion fees payable                                  200,000         200,000
       Deferred revenue                                          2,667,398       1,189,594
       Due to AFL                                                   50,000          50,000
                                                              ------------    ------------

                   Total Current Liabilities                     5,113,222       5,790,922
                                                              ------------    ------------

NOTE PAYABLE-ACQUISITION, net of current portion                   450,000         450,000

BRIDGE LOANS PAYABLE, net of current portion                     1,991,372            --

DEFERRED REVENUE, long term                                        103,256          71,936

DUE TO AFL, net of current portion                                 150,000         150,000
                                                              ------------    ------------

                                                                 7,807,850       6,462,858
                                                              ------------    ------------


COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                     --           243,742


STOCKHOLDERS' EQUITY:

       Preferred stock, 1,500,000 shares authorized; none
           issued or outstanding                                      --              --
       Class A Common Stock, 15,000,000 shares
           authorized;7,454,425 and 7,394,840 issued and
           outstanding, respectively                            13,967,233      13,910,031
       Class B Common Stock, 1,000 shares authorized;
       1,000 issued and outstanding                                  5,000           5,000
       Additional paid-in capital                                4,446,552       4,499,354
       Accumulated (deficit)                                   (15,856,551)    (15,056,442)
                                                              ------------    ------------

                   Total Stockholders' Equity                    2,562,234       3,357,943
                                                              ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 10,370,084    $ 10,064,543
                                                              ============    ============


                       SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                              4

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  For the Three    For the Three
                                                  Months Ended      Months Ended
                                                  December 31,      December 31,
                                                       2002             2001
                                                  -------------    -------------
                                                  (Unaudited)       (Unaudited)


REVENUES:
      Ticket                                       $   314,465      $      --
      Concession                                        22,762             --
      Advertising and promotions                       142,972              828
      Sponsorship trade revenue                         11,178             --
      League                                              --             44,092
      Other                                              3,059             --
                                                   -----------      -----------

           Total Revenue                               494,436           44,920
                                                   -----------      -----------

COSTS AND EXPENSES:
      Operations                                       551,481             --
      Selling and promotional expenses                 137,896              729
      Trade expenses                                   100,791           57,933
      General and administrative                       438,509          556,757
      Amortization                                        --             19,312
      Depreciation                                      15,361            7,609
      Write down of assets available for sale           25,000             --
                                                   -----------      -----------

           Total Costs and Expenses                  1,269,038          642,340
                                                   -----------      -----------

OPERATING INCOME (LOSS)                               (774,602)        (597,420)
                                                   -----------      -----------

OTHER INCOME (EXPENSES):
      Interest expense                                 (83,658)         (36,751)
      Interest income                                    1,692             947
      Interest income, AFL                              47,822           68,194
      Loan Fees                                       (410,105)        (191,450)
      Gain on sale of af2 membership                   413,225             --
                                                   -----------      -----------

           Net Other Income (Expense)                  (31,024)        (159,060)
                                                   -----------      -----------

NET (LOSS) BEFORE MINORITY INTEREST                   (805,626)        (756,480)

MINORITY INTEREST                                        5,517             --
                                                   -----------      -----------

NET (LOSS)                                         $  (800,109)     $  (756,480)
                                                   ===========      ===========


NET (LOSS) PER SHAREBASIC AND DILUTED              $     (0.11)     $     (0.11)
                                                   ===========      ===========

Weighted Average Number of Common
    Shares Outstanding, basic and diluted            7,409,089        6,784,781
                                                   ===========      ===========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                             THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     For the Three   For the Three
                                                                     Months Ended    Months Ended
                                                                     December 31,    December 31,
                                                                          2002           2001
                                                                      -----------    -----------
                                                                      (Unaudited)    (Unaudited)


CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss) before minority interest                                   $  (805,626)   $  (756,480)
Adjustments to reconcile net (loss) to net cash from operating activities:
             Depreciation                                                  15,361          7,609
             Amortization                                                    --           19,312
             Stock based compensation                                       4,400        259,000
             Gain on sale of af2 team                                    (413,225)          --
             Loss on assets available for sale                             25,000           --
             Changes in assets and liabilities:
             Accounts receivable                                         (644,120)      (778,166)
             Accounts receivable, af2                                      21,481           --
             AFL, Interest income receivable                                 --          (68,194)
             Inventory and other assets                                       659         (6,958)
             Prepaid expenses                                            (273,656)      (526,717)
             Accounts payable and accrued expenses                       (217,426)       (77,312)
             Due to AFL                                                      --          (74,000)
             Deferred revenue                                           1,509,124      1,441,311
                                                                      -----------    -----------

                        Net Cash (Used) by Operating Activities          (778,028)      (560,595)
                                                                      -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
             Proceeds from the sale of assets available for sale             --            2,000
             Collection of AFL receivable                                 109,686        103,036
                                                                      -----------    -----------

                        Net Cash Provided by Investing Activities         109,686        105,036
                                                                      -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
             Proceeds from issuance of Class A common stock                  --          458,500
             Proceeds from bridge loans                                    46,000           --
             Proceeds from note payable, related party                    750,000           --
                                                                      -----------    -----------

                        Net Cash Provided by Financing Activities         796,000        458,500
                                                                      -----------    -----------

INCREASE (DECREASE) IN CASH                                               127,658          2,941

Cash and Cash Equivalents at Beginning of Period                          337,224        281,492
                                                                      -----------    -----------

Cash and Cash Equivalents at End of Period                            $   464,882    $   284,433
                                                                      ===========    ===========

Supplemental Disclosure of Cash Flow Information:
             Cash paid during the period for:
             Interest                                                 $      --      $     7,438
                                                                      ===========    ===========
             Taxes                                                    $      --      $      --
                                                                      ===========    ===========


                          SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                6

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company include 100% of the assets, liability, equity and operations of the subsidiaries including the Orlando Predators ("Predators"), Peoria Professional Football, Inc. ("Peoria), and Louisiana Sports, LLC ("LA Sports"). The 10% membership interest in LA Sports owned by a member of the Company's board of directors/significant stockholder has been recorded as a minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the three months ended December 31, 2002 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three months ended December 31, 2002 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended September 30, 2002.

Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current year.

Prior to October 18, 2000, the operations of the Company included only the operations of Predators. Subsequently, the Company formed Predators as a separate division and assigned the football operations to Predators. In 2000, the Company formed Peoria and acquired the right to operate an arenafootball2 ("af2") (a minor league system of the AFL) team in Peoria, Illinois. The accounting policies of Predators and Peoria are identical to the prior policies of the Company. In addition to the rights to Peoria, the Company acquired the rights to operate two additional teams in af2 markets formerly controlled by the Indoor Football League, Inc. ("IFL"), a competing indoor football league. The Company also acquired assets of the IFL, including indoor playing fields and office equipment. These assets have been classified as available for sale.

In July 2002, the Company formed LA Sports, a wholly owned subsidiary of the Company. LA Sports formed IceGators Professional Hockey, LLC ("IceGators") and Acadiana Bayou Bears Professional Football, LLC ("Bears"). LA Sports acquired certain assets of the Louisiana IceGators, a professional hockey team that is a member of the East Coast Hockey League ("ECHL"), which plays its home games in Lafayette, Louisiana and assigned those assets to the IceGators. The Company assigned the rights to an af2 membership to LA Sports, which then assigned those rights to the Bears. In August 2002 the Company sold a 10% interest in LA Sports to a member of its board of directors / significant stockholder for $250,000.

The Company selected Green Bay, Wisconsin and Lafayette, Louisiana as the home territories for its two additional af2 teams. In October 2002, the Company reached an agreement to sell Bismarck Professional Football, Inc., its wholly owned subsidiary, which owned the rights to the Green Bay af2 team to a member of its board of directors / significant stockholder for $1,000,000.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - GOING CONCERN

The Company's unaudited consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since inception, has an accumulated deficit of $15,856,551 through December 31, 2002, a working capital deficit of $1,694,169 and continues to use significant amounts of cash in its operations. Management and the Board of Directors have determined that it is in the best interest of the Company to pursue the sales of its teams.

Subsequent to December 31, 2002, the Company entered into an asset purchase agreement to sell the assets of the Predators, excluding cash, to a related party entity that is owned in part by a significant stockholder / employee and a member of the Board of Directors. (See Note 6) The Company is also negotiating with other unrelated parties for the sale of its other teams

NOTE 3 - CONTINGENCIES

The AFL is party to a number of lawsuits arising in the normal course of business. The Company is contingently liable for its share of the outcomes.

NOTE 3 - COMMON STOCK

The Company issued 59,585 shares of its Class A Common Stock to various individuals in connection with private placements. The shares were issued as an offering cost since the Company was unable to register the original shares offered by a specified date.

NOTE 4 - NOTES PAYABLE

 In October 2002 the Company received an additional $46,000 in bridge loan funding bearing interest at 9.5% per year. The note holder received warrants to purchase 11,500 shares of the Company's Class A Common Stock, exercisable at $2.75 per share, plus warrants to purchase 4,600 shares of the Company Class A Common Stock, exercisable at $2.50 per share, if the loan is not paid by February 15, 2003. The Company computed the fair market value of the warrants utilizing the Black-Scholes model and will amortize the cost over the note period. The warrants have been valued at $4,400 and the significant assumptions used in the calculation of the warrants were a risk free interest rate of 2.07%, volatility of 81.53% and a life of 3.3 years.

As part of the sale of the Predators (see Note 6), the bridge loans were modified in January 2003 to extend the due date from February 15, 2003 to August 31, 2005 and the interest rate increased to 12% from 9.5%. Certain loan holders agreed to reduce the debt by an aggregate of $1,200,000, decreasing the outstanding debt to $1,991,372. The debt has been reclassified as long-term and the Company is required to prepay principal from cash proceeds, if any, received from the sale of the teams. Previously issued warrants were cancelled and note holders received warrants to purchase 35,000 shares of the Company's Class A Common Stock for each $100,000 of original principal amount under the bridge loans, exercisable at $0.80 per share. The Company granted warrants to purchase a total of 1,116,980 shares of the Company's Class A Common Stock valued at $392,859. The Company computed the fair market value of warrants utilizing the Black-Scholes model and will expense $147,840 related to the $1,200,000 reduction of loans upon closing of the sale of the Predators. The remaining $245,019 will be amortized over the 2.5 year term of the loans. Significant assumptions used in the calculation of the warrants were a risk free interest rate of 2.24%, volatility of 82.44% and a life of 3.1 years.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In October 2002, the Company borrowed $750,000 in the form of a 9.5% note payable to a member of its board of directors / significant stockholder. The note was due January 21, 2003 but was cancelled in October 2002 upon purchase of Bismarck Professional Football, Inc. by the member of the board of directors / significant stockholder. (See Note5)

NOTE 5 -SALE OF af2 TEAM

In October 2002 the Company sold Bismarck Professional Football, Inc., its wholly owned subsidiary, which owned the rights to the Green Bay af2 team to a member of its board of directors/significant stockholder for $1,000,000 paid by the cancellation of the $750,000 note payable entered into during October 2002 and the return of the 10% membership ("minority interest") in LA Sports sold in August 2002 for $250,000. The Company recognized a gain of $413,225 on the sale of Green Bay.

The Company also entered into a management agreement with the new owner of the Green Bay team for a term of one year. The Company was to provide management services to Green Bay and receive a $5,000 monthly fee. The Company's Chief Executive Officer was to provide the management services and receive a monthly fee of $5,000 when paid by Green Bay. In November 2002, the agreement was terminated.

NOTE 6 - SUBSEQUENT EVENTS

In January 2003, the Company reached an agreement to sell the Predators to Orlando Predators Football Team, LLC ("Orlando LLC"), a related party entity owned in part by significant stockholders and a member of the board of directors. Orlando LLC will purchase substantially all of the assets of the Predators, excluding cash balances, including accounts receivable, inventory, prepaid expenses, fixed assets, and the AFL membership and will assume certain liabilities including certain trade payables, trade and cash sponsorship deferred revenues, season ticket deferred revenues, amounts due to the AFL, and liabilities arising as a result of certain contracts. As consideration, the Company will receive a $1,200,000 reduction in the bridge loans (see Note 4) and a $300,000 note receivable from the buyer due August 2005, which accrues interest at 7% per annum. The Company will issue a promissory note to the Orlando LLC to repay certain 2003 revenues received by the Company prior to sale of the Predators and will issue 2,560,000 shares of the Company's Class A Common Stock to Orlando LLC. The Company will receive contingent payments if Orlando LLC receives non-expansion distributions of $1,000,000 or more during a given period, will receive between 25% and 50% of the net operational proceeds of Orlando LLC, and will receive between 25% and 50% of the net proceeds from the sale, merger, or transfer of Orlando LLC. In addition, Orlando LLC has extended a non-revolving line of credit for the benefit of the Company in an aggregate principal amount of $400,000 accruing interest at 7% per annum and maturing on January 31, 2013. The sale agreement is pending and should close in February 2003.

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Orlando Predators Entertainment, Inc. ("OPE", the "Company" or "we") was organized as a Florida corporation in March 1997 and is in the sports and entertainment business. OPE (i) owned and operated the Orlando Predators (the "Predators"), a professional arena football team of the Arena Football League (the "AFL" or the "League"), (ii) owns and operates two minor league teams of the arenafootball2 League ("af2"), the Peoria Pirates which commenced play in the 2001 season, and the Bayou Bears which are scheduled to commence play in the 2004 season; (iii) owns and operates the Louisiana IceGators of the East Coast Hockey League ("ECHL"), and (iv) owns an additional approximately 9% net revenue interest in the League (in addition to its approximately 4.5% League ownership interest it held through the Predators).

Arena football is played in an indoor arena on a padded 50-yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting. The ECHL is a minor league ice hockey league. Most of the game rules are similar to other professional hockey game rules

The Predators, Pirates, Bears and IceGators are collectively referred to as the teams.

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

NBC Sports and the Arena Football League have reached an agreement to become revenue-sharing partners in a national television contract beginning with the 2003 season. The AFL season began on January 31 and will conclude with ArenaBowl XVII on Sunday, June 22, 2003. NBC's regular season broadcasts will be shown live on Sunday afternoons with up to four regional telecasts each week. NBC will be the exclusive national broadcaster of AFL games. AFL teams' local television agreements will continue on a non-conflicting basis. All Playoff Games will be broadcast live on Saturdays and Sundays beginning with the AFL's Wild Card games on the weekend of May 24-25, 2003 and culminating with ArenaBowl XVII on June 22, 2003. The AFL will have a total of 22 broadcasts (15 regular season games with up to four regional exposures, plus seven postseason games) on NBC encompassing a total of 71 games (including all playoff games and ArenaBowl), resulting in over 55 hours of live programming each year.

On July 31, 2002, we entered into an agreement to purchase the East Coast Hockey League (ECHL) membership of the Louisiana Icegators (which plays its games in Lafayette, Louisiana) and certain assets for $100,000 cash and a $600,000 promissory note bearing interest 5% per year, payable in four annual installments of $150,000 each. We have also assumed certain contracts under the agreement.

We have incurred substantial and ongoing losses since our inception, aggregating $15,856,551 through December 31, 2002. Moreover, recently our cash resources have been reduced to the point that our ability to continue our operations has been put into jeopardy. In order to generate cash, we have decided to offer all four of our professional teams for sale, retaining only our aggregate 9% net revenue interest in the League. Consistent with this strategy, we have entered into an asset purchase agreement to sell the assets of the Predators, excluding cash, to a related party entity that is owned in part by significant stockholders and a member of the Board of Directors. We have also entered into a nonbinding letter of intent to sell the IceGators to an unrelated party. This letter of intent is subject to certain conditions including ECHL approval and negotiation of an acceptable lease with the Cajundome.

Due to the urgency of our cash flow difficulties, we believe we may be selling the Predators and IceGators for less than that which we would receive had we the time to properly market the teams. Similarly, we believe we may also be required to sell our other teams at prices below that which we would receive had we the time to properly market the other teams.

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

Except for the historical information contained herein, certain matters set forth in this report are forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks are detailed from time to time in our periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date hereof. We disclaim any intent or obligation to update these forward-looking statements.

Results of Operations

Three Months Ended December 31, 2002 Compared To The Three Months Ended December 31, 2001

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season. Historically the areana football season has been from April through August and from October through May for hockey. Beginning in 2003, the AFL season will be from February through June, though the af2 season will remain unchanged. During the three months ended December 31, 2002 and 2001, neither the Predators nor the Pirates played any games. During the three months ended December 31, 2002, the IceGators played 17 home games and 18 away games.

Revenues for the three months ended December 31, 2002 were $494,436 compared to $44,920 for the three months ended December 31, 2001. The increase was principally due to the increase in ticket, concession, and advertising and promotions revenue due to the commencement of the Icegator 2002-2003 hockey season. The Icegators played 17 of its 36 home games during the first quarter ended December 31, 2002.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses were $137,896 for the three months ended December 31, 2002 compared to $729 for the three months ended December 31, 2001. Selling and promotional expenses consist primarily of sales salaries and commissions, production costs, advertising, and telemarketing expenses. The increase in selling and promotional expenses is a result of the Icegator 2002-2003 hockey season.

Operations
----------
Operating expenses were $551,481 for the three months ended December 31, 2002 compared to $-0- for the three months ended December 31, 2001. Operating expenses consist primarily of player and coaching staff salaries and benefits and game production costs. The increase in operating expenses is a result of the Icegator hockey season.

Trade Expenses
--------------
Trade expenses were $100,791 for the three months ended December 31, 2002 compared to $57,933 for the three months ended December 31, 2001. The teams trade sponsorship opportunities at home games in exchange for goods or services. The value of trade expenses is expensed as incurred, while trade revenues are recognized when home games are played. Trade expenses consist of expenses such as wireless phone services, advertising, furniture rentals, medical services, player housing, team meals, and selling and promotional item production. The increase in trade expenses is primarily due to Icegator hockey season.


General and Administrative Expenses
-----------------------------------
General and administrative expenses of $438,509 decreased by $118,248 or 21% for the three months ended December 31, 2002 compared to $556,757 for the three months ended December 31, 2001. The decrease was primarily due to the recording of the fair market value of options granted to USV for the termination of its management contract with the Company of $259,000 during the quarter ended December 31, 2001. The Company also had an increase in other general and administrative expenses due in part to the addition of LA Sports subsidiary.

Interest Income/Expense
-----------------------
Interest income and interest income, AFL were $1,692 and $47,822, respectively during the three months ended December 31, 2002 as compared to $947 and $68.194, respectively for the three months ended December 31, 2001. The decrease in interest income, AFL is due to the reduction of the principal balance of the note receivable from the AFL.

Interest expense during the three months ended December 31, 2002 was $83,658 as compared to $36,751 for the three months ended December 31, 2001. The increased interest expense is attributable to the bridge loans that closed in March 2002.

Loan Fees
---------
We have granted warrants to purchase 797,843 shares of our Class A Common Stock in connection with the bridge loan financing which were valued utilizing the Black-Scholes model totaling $1,141,852. During the three months ended December 31, 2002, we expensed $336,579 and are amortizing the loan fees over the term of the loan. The Company also paid a $285,000 finders fee related to the bridge loans. The fee is being amortized as a loana fee over the term of the loan. $73,526 of the finders fee was expensed during the quarter ended December 31, 2002.

Gain on Sale of af2 Team
------------------------
In October 2002 the Company sold Bismarck Professional Football, Inc., its wholly owned subsidiary, which owned the rights to the Green Bay af2 team to a member of its board of directors/significant stockholder for $1,000,000 paid by the cancellation of the $750,000 note payable entered into during October 2002 and the return of the 10% membership ("minority interest") in LA Sports sold in August 2002 for $250,000. The Company recognized a gain of $413,225 on the sale of Green Bay.

Liquidity and Capital Resources

Historically, we have financed net operating losses primarily with expansion proceeds and note receivable and interest payments from the AFL, the sale of our securities and third party and related party loans.

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

From January through September of 2001, we completed private placements for the sale of 1,132,044 shares of the Company's Class A Common Stock for net proceeds for $1,532,446.

We completed a private placement of $2,500,372 in notes payable in March 2002. During the third quarter 2002, we received an additional $50,000. The notes bear interest at 9.5% and principal and interest are due 18 months after the note date. We granted warrants to the note holders to purchase a total of 510,074 shares of the Company's Class A Common Stock for $2.75 based upon 20,000 shares for each $100,000 in principal balance, which are exercisable until February 1, 2006. As part of the private placement, an employee/significant stockholder and former officer and director of the Company converted a note payable of $175,000 to a note payable in the private placement. If we repay the loans within one year, warrants to purchase 10,000 shares (for each $100,000 of principal balance) of the Company's Class A Common Stock will be cancelled. We computed the fair market value of the warrants utilizing the Black-Scholes model and will amortize the cost over the note period. The warrants have been valued at $902,950 and the significant assumptions used in the calculation of the warrants were risk free interest rates of 3.74% to 4.03% an average volatility of 82% and an average life of four years. The notes are collateralized by our two non-voting interests in the Arena Football League.

In July 2002, our Board of Directors voted to increase the maximum offering in the private placement to a total of $3,850,000 under the same terms as the original agreement. In addition, we have agreed to grant warrants to purchase an additional 5,000 shares of the Company's Class A Common Stock for $2.50 for each $100,000 loaned to the existing note holders as an incentive to increase the maximum offering size. All original note holders signed a settlement agreement changing the loan date to February 15, 2002, with a due date of August 14, 2003. An additional $595,000 was received as of September 30, 2002, bringing the total outstanding bridge loans to $3,145,372. An additional $46,000 was received in October 2002. New note holders received warrants to purchase 25,000 shares of the Company's Class A Common Stock for each $100,000 loaned plus warrants to purchase 10,000 shares of the Company's Class A Common Stock for each $100,000 loaned if the notes aren't paid by February 15, 2003.

As part of the sale of the Predators (see Note 6), the bridge loans were modified in January 2003 to extend the due date from February 15, 2003 to August 31, 2005 and the interest rate increased to 12% from 9.5%. Certain loan holders agreed to reduce the debt by an aggregate of $1,200,000, decreasing the outstanding debt to $1,991,372. The debt has been reclassified as long-term and we are required to prepay principal from cash proceeds, if any, received from the sale of the teams. Previously issued warrants were cancelled and note holders received warrants to purchase 35,000 shares of the Company's Class A Common Stock for each $100,000 of original principal amount under the bridge loans, exercisable at $0.80 per share. We granted warrants to purchase a total of 1,116,980 shares of the Company's Class A Common Stock valued at $392,859. We computed the fair market value of warrants utilizing the Black-Scholes model and will expense $147,840 related to the $1,200,000 reduction of loans upon closing of the sale of the Predators. The remaining $245,019 will be amortized over the
2.5 year term of the loans. Significant assumptions used in the calculation of the warrants were a risk free interest rate of 2.24%, volatility of 82.44% and a life of 3.1 years.

We have incurred substantial and ongoing losses since our inception, aggregating $15,856,551 through December 31, 2002. Moreover, recently our cash resources have been reduced to the point that our ability to continue our operations has been put into jeopardy. In order to generate cash, we have decided to offer all four of our professional teams for sale, retaining only our aggregate 9% net revenue interest in the League. Consistent with this strategy, we have entered into an asset purchase agreement to sell the assets of the Predators, excluding cash, to a related party entity that is owned in part by a significant stockholder and a member of the Board of Directors. We have also entered into a nonbinding letter of intent to sell the IceGators to an unrelated party. This letter of intent is also subject to certain conditions including ECHL approval and negotiation of an acceptable lease with the Cajundome.

Due to the urgency of our cash flow difficulties, we believe we may be selling the Predators and IceGators for less than that which we would receive had we the time to properly market the teams. Similarly, we believe we may also be required to sell our other teams at prices below that which we would receive had we the time to properly market the other teams.

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

PART II. OTHER INFORMATION AND SIGNATURES

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS FOR WORKING CAPITAL
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

99.1 Certification
99.2 Certification

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

                                            THE ORLANDO PREDATORS ENTERTAINMENT,
                                                          INC.
                                                       Registrant





                                            /s/  Keli Davis
                                            -----------------------------------
                                                 Keli Davis
                                                 Chief Financial Officer


Date: February 18, 2003

                        Certification of Periodic Report

I, Keli Davis, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of The Orlando Predators Entertainment, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 18, 2003                    /s/  Keli Davis
                                            -----------------------------------
                                                 Keli Davis,
                                                 Chief Financial Officer

                        Certification of Periodic Report

I, Eric Margenau, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of The Orlando Predators Entertainment, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 18, 2003                    /s/  Eric Margenau
                                            -----------------------------------
                                                 Eric Margenau,
                                                 Chief Executive Officer