Form 10QSB
period 2003-03-31
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2003-05-20
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   Form 10-QSB

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 20, 2003, 10,109,425 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

          Transitional Small Business Disclosure format: Yes[ ] No [X]

                      ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   FORM 10-QSB



                                      INDEX

Part I     Financial Information                                         Page

     Item 1.  Financial Statements:

     Balance Sheets as of March 31, 2003 and September 30, 2002           3-4

     Statements of Operations for the Three and Six Months Ended
         March 31, 2003 and 2002                                            5

     Statements of Cash Flows for the
         Six Months Ended March 31, 2003 and 2002                           6

     Notes to Financial Statements                                          7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               10

     Item 4.  Controls and Procedures                                      17

Part II    Other Information and Signatures                                18


                       THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                              CONSOLIDATED BALANCE SHEETS

                                        ASSETS


                                                     March 31, 2003     September 30, 2002
                                                     --------------     ------------------
                                                       (Unaudited)
CURRENT ASSETS:
              Cash                                     $   270,488         $   337,224
              Accounts receivable, sponsorships            358,342             774,241
              Accounts receivable, af2                       1,584              23,065
              AFL receivable, current portion               68,738             308,000
              af2 expansion fees receivable                109,697             109,697
              Assets available for sale                       --                25,000
              Inventory                                     42,127              37,335
              Prepaid expenses                             661,568             869,891
              Other current assets                          26,171              28,493
                                                       -----------         -----------

                          Total Current Assets           1,538,715           2,512,946

PROPERTY AND EQUIPMENT, at cost, net                        96,163             482,174

INVESTMENT IN AFL                                        4,032,650           4,032,650

AFL RECEIVABLE, net of current portion                     576,136             576,136

NOTE RECEIVABLE, related party                             300,000                --

MEMBERSHIP COST, net                                     1,157,917           1,157,917

af2 TEAM INVESTMENTS                                       567,705           1,135,411

OTHER ASSETS                                                83,780             167,309
                                                       -----------         -----------

TOTAL ASSETS                                           $ 8,353,066         $10,064,543
                                                       ===========         ===========



              SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                  LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                      March 31, 2003   September 30, 2002
                                                                      --------------   ------------------
                                                                       (Unaudited)
CURRENT LIABILITIES:
              Accounts payable and accrued expenses                    $    675,463       $  1,055,956
              Accounts payable and accrued expenses, related party           13,194               --
              Note payable-acquisition, current portion                     150,000            150,000
              af2 expansion fees payable                                    200,000            200,000
              Deferred revenue                                              601,055          1,189,594
              Due to AFL                                                       --               50,000
                                                                       ------------       ------------

                          Total Current Liabilities                       1,639,712          2,645,550

NOTE PAYABLE-ACQUISITION, net of current portion                            450,000            450,000

BRIDGE LOANS PAYABLE                                                      1,991,372          3,145,372

LINE OF CREDIT, related party                                               181,902               --

NOTE PAYABLE, related party                                               1,067,000               --

DEFERRED REVENUE, long term                                                    --               71,936

DUE TO AFL, net of current portion                                             --              150,000
                                                                       ------------       ------------

                                                                          5,329,986          6,462,858
                                                                       ------------       ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                              --              243,742
                                                                       ------------       ------------


STOCKHOLDERS' EQUITY:
              Preferred stock, 1,500,000 shares authorized; none
                  issued or outstanding                                        --                 --
              Class A Common Stock, 15,000,000 shares
                  authorized; 10,109,425 and 7,394,840 issued and        16,010,483         13,910,031
                  outstanding, respectively
              Class B Common Stock, 1,000 shares authorized;
              1,000 issued and outstanding                                    5,000              5,000
              Additional paid-in capital                                  4,839,729          4,499,354
              Accumulated (deficit)                                     (17,832,132)       (15,056,442)
                                                                       ------------       ------------

                          Total Stockholders' Equity                      3,023,080          3,357,943
                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $  8,353,066       $ 10,064,543
                                                                       ============       ============


                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                      THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                        For the Three     For the Three     For the Six      For the Six
                                                         Months Ended      Months Ended     Months Ended     Months Ended
                                                        March 31, 2003    March 31, 2002   March 31, 2003   March 31, 2002
                                                        --------------    --------------   --------------   --------------
                                                          (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
REVENUES:
      Ticket                                              $   393,680      $      --        $   708,145      $      --
      Concession                                               25,977             --             48,739             --
      Advertising and promotions                              167,159             --            310,069            1,171
      Sponsorship trade revenue                                40,528             --             46,546             --
      Other                                                     9,063             --             11,832              206
                                                          -----------      -----------      -----------      -----------

             Total Revenue                                    636,407             --          1,125,331            1,377
                                                          -----------      -----------      -----------      -----------

COSTS AND EXPENSES:
      Operations                                              594,399             --          1,145,880             --
      Selling and promotional                                 181,626             --            319,522             --
      Trade expenses                                           27,988            7,151           39,096           16,377
      General and administrative                              370,548          251,368          661,164          679,203
      Amortization                                               --               --               --              6,875
      Depreciation                                             11,740             --             20,662              235
      Write-down of assets available for sale                    --               --             25,000             --
                                                          -----------      -----------      -----------      -----------

             Total Costs and Expenses                       1,186,301          258,519        2,211,324          702,690
                                                          -----------      -----------      -----------      -----------

OPERATING (LOSS)                                             (549,894)        (258,519)      (1,085,993)        (701,313)
                                                          -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSES):
      Interest expense                                        (79,385)         (32,580)        (134,156)         (69,331)
      Interest income                                          10,231              602           10,537            1,298
      Interest income, AFL                                     39,665           64,705           87,487          132,899
      Loan fees                                              (171,408)        (151,632)        (427,308)        (343,082)
      Gain on sale of af2 membership                             --               --            413,225             --
                                                          -----------      -----------      -----------      -----------

             Net Other Income (Expense)                      (200,897)        (118,905)         (50,215)        (278,216)
                                                          -----------      -----------      -----------      -----------

(LOSS) FROM CONTINUING OPERATIONS                            (750,791)        (377,424)      (1,136,208)        (979,529)
                                                          -----------      -----------      -----------      -----------

DISCONTINUED OPERATIONS (Note 7)
      (Loss) from operations of discontinued
        subsidiary                                           (146,507)        (274,733)        (566,718)        (429,108)
      (Loss) on disposal of subsidiary                     (1,078,283)            --         (1,078,283)            --
                                                          -----------      -----------      -----------      -----------

             Total (Loss) From Discontinued Operations     (1,224,790)        (274,733)      (1,645,001)        (429,108)
                                                          -----------      -----------      -----------      -----------

NET (LOSS) BEFORE MINORITY INTEREST                        (1,975,581)        (652,157)      (2,781,209)      (1,408,637)
                                                          -----------      -----------      -----------      -----------

MINORITY INTEREST                                                --               --              5,517             --
                                                          -----------      -----------      -----------      -----------

NET (LOSS)                                                $(1,975,581)     $  (652,157)     $(2,775,692)     $(1,408,637)
                                                          ===========      ===========      ===========      ===========

NET (LOSS) PER SHARE-BASIC AND DILUTED
      Continuing operations                               $     (0.08)     $     (0.05)     $     (0.13)     $     (0.14)
      Discontinued operations:
        Loss from operations                                    (0.02)           (0.04)           (0.07)           (0.06)
        Loss on disposal                                        (0.12)            --              (0.13)            --
                                                          -----------      -----------      -----------      -----------

                                                          $     (0.22)     $     (0.09)     $     (0.33)     $     (0.20)
                                                          ===========      ===========      ===========      ===========
Weighted Average Number of Common
    Shares Outstanding, basic and diluted                   9,187,647        7,221,986        8,288,403        7,000,981
                                                          ===========      ===========      ===========      ===========


                             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             For the Six        For the Six
                                                                             Months Ended       Months Ended
                                                                            March 31, 2003     March 31, 2002
                                                                            --------------     --------------
                                                                              (Unaudited)        (Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss) from continuing operations before minority interest:               $(1,136,208)      $  (979,529)
Adjustments to reconcile net income (loss) to net cash from operating activities:
            Depreciation and amortization                                          20,662               235
            Stock based compensation                                              469,629         1,388,110
            Gain on sale of af2 team                                             (413,225)             --
            Loss on retirement of assets                                             --               2,288
            Loss on assets available for sale                                      25,000              --
      Changes in assets and liabilities:
            Accounts receivable                                                  (735,559)       (1,723,902)
            Accounts receivable, af2                                               21,481              --
            AFL, Interest income receivable                                          --            (108,669)
            Inventory                                                             (10,769)          (13,954)
            Prepaid expenses                                                     (810,699)       (1,917,487)
            Other assets                                                           14,695            (2,902)
            Accounts payable and accrued expenses                                  28,766          (376,125)
            Due to AFL                                                               --             (74,000)
            Accounts payable and accrued expenses, related party                   13,194           (36,000)
            Deferred revenue                                                    1,797,070         3,236,903
                                                                              -----------       -----------
              Net cash flows (to) continuing operations                          (715,963)         (605,032)
              Net cash flows (to) discontinued operations                        (566,718)         (395,219)
                                                                              -----------       -----------

                         Net Cash Provided (Used in) Operating Activities      (1,282,681)       (1,000,251)
                                                                              -----------       -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
            Purchase of equipment                                                  (1,219)          (29,251)
            Proceeds from the sale of assets available for sale                      --               3,500
            Collection of AFL receivable                                          239,262           121,324
                                                                              -----------       -----------

                         Net Cash Provided by Investing Activities                238,043            95,573
                                                                              -----------       -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
            Proceeds from issuance of Class A common stock                           --             493,500
            Proceeds from note payable-related party                              750,000              --
            Proceeds from line of credit-related party                            181,902              --
            Repayment of note payable-acquisition                                    --            (400,000)
            Repayment of note payable-bank                                           --            (700,000)
            Proceeds from bridge loans                                             46,000         2,325,372
                                                                              -----------       -----------

                         Net Cash Provided by Financing Activities                977,902         1,718,872
                                                                              -----------       -----------

INCREASE (DECREASE) IN CASH                                                       (66,736)          814,194

Cash and Cash Equivalents at Beginning of Period                                  337,224           281,492
                                                                              -----------       -----------

Cash and Cash Equivalents at End of Period                                    $   270,488       $ 1,095,686
                                                                              ===========       ===========

Supplemental Disclosure of Cash Flow Information:
            Cash paid during the period for:
            Interest                                                          $      --         $    18,907
                                                                              ===========       ===========
            Taxes                                                             $      --         $      --
                                                                              ===========       ===========


                        SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    6

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company include 100% of the assets, liabilites, equity and operations of the subsidiaries including Peoria Professional Football, Inc. ("Peoria), and Louisiana Sports, LLC ("LA Sports"). The 10% membership interest in LA Sports owned by a member of the Company's board of directors/significant stockholder has been recorded as a minority interest. All significant intercompany balances and transactions have been eliminated in consolidation. The operations of the Orlando Predators ("Predators") have been presented as discontinued operations because the Predators were sold in February 2003.

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the three and six months ended March 31, 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and six months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended September 30, 2002.

Certain amounts in the prior period's financial statements have been reclassified for comparative purposes to conform to the current year.

Prior to October 18, 2000, the operations of the Company included only the operations of Predators. Subsequently, the Company formed Predators as a separate division and assigned the football operations to Predators. In 2000, the Company formed Peoria and acquired the right to operate an arenafootball2 ("af2") (a minor league system of the AFL) team in Peoria, Illinois. The accounting policies of Predators and Peoria are identical to the prior policies of the Company. In addition to the rights to Peoria, the Company acquired the rights to operate two additional teams in af2 markets formerly controlled by the Indoor Football League, Inc. ("IFL"), a competing indoor football league. The Company also acquired assets of the IFL, including indoor playing fields and office equipment. These assets were classified as available for sale.

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

The Company selected Green Bay, Wisconsin and Lafayette, Louisiana as the home territories for its two additional af2 teams. In October 2002, the Company reached an agreement to sell Bismarck Professional Football, Inc. ("Bismarck"), its wholly owned subsidiary, which owned the rights to the Green Bay af2 team to a member of its board of directors / significant stockholder for $1,000,000, paid by the cancellation of a $750,000 note payable and the return of the minority interest in LA Sports (see note 6).

In February 2003, the Company sold the assets of the Predators to Orlando Predators Football Team, LLC ("OPF"), a related party entity owned in part by significant stockholders and a member of the board of directors, for $1,200,000 reduction in bridge loans and a $300,000 note receivable (see note 7).

In May 2003, the Company sold the assets of the IceGators to an unaffiliated party in exchange for assumption of the Company's $600,000 note payable and related accrued interest through the date of the sale (see note 8).

NOTE 2 - GOING CONCERN

The Company's unaudited consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since inception, has an accumulated deficit of $17,832,132 through March 31, 2003, a working capital deficit of $100,997 and continues to use significant amounts of cash in its operations. Management and the Board of Directors have determined that it is in the best interest of the Company to pursue the sales of its teams and its league membership rights.

During the six months ended March 31, 2003, the Company sold Bismarck to a member of its board of directors / significant stockholder. The Company also sold the assets of the Predators to an entity owned in part by significant stockholders and a member of the board of directors. Subsequent to March 31, 2003, the Company sold the assets of the IceGators to an unrelated party for reduction of a $600,000 note payable plus accrued interest through the date of the sale. The Company is also negotiating with other unrelated parties for the sale of Peoria.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - CONTINGENCIES

The AFL is party to a number of lawsuits arising in the normal course of business. The Company is contingently liable for its share of the outcomes.

NOTE 4 - COMMON STOCK

The Company issued 59,585 shares of its Class A Common Stock to various individuals in connection with private placements. The shares were issued as an offering cost since the Company was unable to register the original shares offered by a specified date.

The Company issued 2,560,000 shares of the its Class A Common Stock in connection with the sale of the Predators. The stock has been valued at $1,971,200, the fair market value on the date the Predators sale closed.

The Company issued 95,000 shares of its Class A Common Stock to its Chief Executive Officer as compensation for services rendered. The stock has been valued at $72,050, the fair market value of the stock on the dates issuable.

NOTE 5 - NOTES PAYABLE

In October 2002 the Company received an additional $46,000 in bridge loan funding bearing interest at 9.5% per year. The note holder received warrants to purchase 11,500 shares of the Company's Class A Common Stock, exercisable at $2.75 per share, plus warrants to purchase 4,600 shares of the Company Class A Common Stock, exercisable at $2.50 per share, if the loan is not paid by February 15, 2003. The Company computed the fair market value of the warrants utilizing the Black-Scholes model and amortized the cost over the note period. The warrants have been valued at $4,400 and the significant assumptions used in the calculation of the warrants were a risk free interest rate of 2.07%, volatility of 81.53% and a life of 3.3 years.

As part of the sale of the Predators (see Note 7), the bridge loans were modified in January 2003 to extend the due date from August 14, 2003 to August 31, 2005 and the interest rate increased to 12% from 9.5%. Certain loan holders agreed to reduce the debt by an aggregate of $1,200,000, decreasing the outstanding debt to $1,991,372. The debt has been reclassified as long-term and the Company is required to prepay principal from cash proceeds, if any, received from the sale of the teams. Previously issued warrants were cancelled and note holders received warrants to purchase 35,000 shares of the Company's Class A Common Stock for each $100,000 of original principal amount under the bridge loans, exercisable at $0.80 per share. The Company granted warrants to purchase a total of 1,116,980 shares of the Company's Class A Common Stock valued at $393,177 and will amortize the cost over the note period. The Company computed the fair market value of warrants utilizing the Black-Scholes model Significant assumptions used in the calculation of the warrants were a risk free interest rate of 2.24%, volatility of 82.44% and a life of 3.1 years.

In October 2002, the Company borrowed $750,000 in the form of a 9.5% note payable to a member of its board of directors / significant stockholder. The note was due January 21, 2003 but was cancelled in October 2002 upon purchase of Bismarck Professional Football, Inc. by the member of the board of directors / significant stockholder. (See Note 6)

NOTE 6 - SALE OF af2 TEAM

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

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SALE OF THE PREDATORS - DISCONTINUED OPERATIONS

On February 25, 2003, the Company sold the assets of the Predators to Orlando Predators Football Team, LLC ("OPF"), a related party entity owned in part by significant stockholders and a member of the board of directors. OPF purchased substantially all of the assets of the Predators, excluding cash balances, including accounts receivable, inventory, prepaid expenses, fixed assets, and the AFL membership and assumed certain liabilities including certain trade payables, trade and cash sponsorship deferred revenues, season ticket deferred revenues, amounts due to the AFL, and liabilities arising as a result of certain contracts. As consideration, the Company received a $1,200,000 reduction in the bridge loans and a $300,000 note receivable from OPF due August 2005, which accrues interest at 7% per year. The bridge loan holders have agreed to extend the due date of the loans to August 31, 2005 in connection with the sale of the Predators and in exchange for an increase in the interest rate from 9.5% to 12% per annum and the cancellation of previously issued warrants and issuance of new warrants at a reduced exercise price. The Company issued a promissory note in the amount of $1,131,000 bearing interest at 7% per year to OPF to repay certain 2003 revenues received by the Company prior to sale of the Predators and issued 2,560,000 shares of the Company's Class A Common Stock to OPF valued at $1,971,200, the fair market value of the common stock on the date of closing. The Company will receive contingent payments if OPF receives non-expansion distributions of $1,000,000 or more from the AFL during a given period, was to receive between 25% and 50% of the net operational proceeds of OPF, and was to receive between 25% and 50% of the net proceeds from the sale, merger, or transfer of OPF. In addition, OPF had extended a non-revolving line of credit for the benefit of the Company in an aggregate principal amount of $550,000 accruing interest at 7% per annum and maturing on January 31, 2013. The operations of the Predators have been reported as discontinued operations.

In May 2003, the agreement was amended to provide for an increase in the line of credit to $700,000 and a $650,000 reduction of the promissory note payable to OPF, which will be recorded as a reduction of the loss on the sale of the team. As consideration, the Company has agreed to forego it's right to a percentage sharing of the net operational proceeds of OPF and forfeit its right to a percentage sharing of any net proceeds from a subsequent sale, merger or transfer of OPF. In addition, the Company has agreed to share in up to 25% of the potential net operational losses of OPF resulting from the 2004 and 2005 playing seasons, not to exceed $250,000 in aggregate.

NOTE 8 - SALE OF ICEGATORS

In May 2003, the Company sold the assets of the IceGators to an unaffiliated party. The Company sold the ECHL franchise and fixed assets of the IceGators for the assumption of the Company's $600,000 note payable plus accrued interest through the date of the sale.

                          PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Orlando Predators Entertainment, Inc. ("OPE", the "Company" or "we") was organized as a Florida corporation in March 1997 and is in the sports and entertainment business. OPE (i) owned and operated the Orlando Predators (the "Predators"), a professional arena football team of the Arena Football League (the "AFL" or the "League"), (ii) owns and operates one minor league team of the arenafootball2 League ("af2"), the Peoria Pirates, which commenced play in the 2001 season, (iii) owns the rights to an additional af2 franchise, (iv) owned and operated the Louisiana IceGators of the East Coast Hockey League ("ECHL"), and (v) owns an additional approximately 9% net revenue interest in the League.

Arena football is played in an indoor arena on a padded 50-yard long football field using eight players on the field for each team. Most of the game rules are similar to college or other professional football game rules with certain exceptions intended to make the game faster and more exciting. The ECHL is a minor league ice hockey league. Most of the game rules are similar to other professional hockey game rules

The Predators, Pirates, and IceGators are collectively referred to as the teams.

In October 2000, we entered into an agreement with af2 Enterprises LLC ("af2"), which operates the arenafootball2 League to assist af2 in acquiring substantially all of the assets of the Indoor Football League ("IFL") through IFL Acquisition Company ("IFL Acq."), a wholly-owned subsidiary of af2. Under the terms of our agreement with af2, we contributed (i) $1.1 million in cash less credits of $251,165, (ii) a $1.75 million promissory note and (iii) 214,286 shares of Class A Common Stock (which we agreed to repurchase from the holders at their election for $3.50 per share). In exchange, af2 granted us (i) three af2 memberships in IFL markets, (ii) the first $1 million in expansion fees earned by the af2 in IFL markets and (iii) all of the tangible personal property assets of the IFL such as turf fields, football equipment and the like. In February 2002, the agreement was modified pursuant to which we issued an additional 35,000 shares to eliminate our 214,286 share repurchase requirement and paid $400,000 to cancel the $1.75 million promissory note we had issued. With respect to the three af2 memberships, we operate the Peoria Pirates, own the rights to an additional af2 franchise and sold our rights to the Green Bay, Wisconsin team in October 2002.

NBC Sports and the Arena Football League have reached an agreement to become revenue-sharing partners in a national television contract beginning with the 2003 season. The AFL season began on January 31 and will conclude with ArenaBowl XVII on Sunday, June 22, 2003. NBC's regular season broadcasts are shown live on Sunday afternoons with up to four regional telecasts each week. NBC is the exclusive national broadcaster of AFL games. AFL teams' local television agreements will continue on a non-conflicting basis. All Playoff Games will be broadcast live on Saturdays and Sundays beginning with the AFL's Wild Card games on the weekend of May 24-25, 2003 and culminating with ArenaBowl XVII on June 22, 2003. The AFL will have a total of 22 broadcasts (15 regular season games with up to four regional exposures, plus seven postseason games) on NBC encompassing a total of 71 games (including all playoff games and ArenaBowl), resulting in over 66 hours of live programming each year. The Company will share in these revenues through its 9% net revenue interest in the League.

On July 31, 2002, we entered into an agreement to purchase the East Coast Hockey League (ECHL) membership of the Louisiana IceGators (which plays its games in Lafayette, Louisiana) and certain assets for $100,000 cash and a $600,000 promissory note bearing interest 5% per year, payable in four annual installments of $150,000 each. We also assumed certain contracts under the sale agreement. In May 2003, we entered into an asset purchase agreement to sell the assets of the IceGators to an unrelated party for the assumption of the Company's $600,000 note payable plus accrued interest through the date of the sale.

We have incurred substantial and ongoing losses since our inception, aggregating $17,832,132 through March 31, 2003. Moreover, recently our cash resources have been reduced to the point that our ability to continue our operations has been put into jeopardy. In order to generate cash, we decided to offer all of our professional teams for sale, retaining only our aggregate 9% net revenue interest in the League. Consistent with this strategy, we have sold assets of the Predators, excluding cash, to a related party entity that is owned in part by significant stockholders and a member of the Board of Directors.

Due to the urgency of our cash flow difficulties, we believe we may have sold the Predators and IceGators for less than that which we would have received had we the time to properly market the teams. Similarly, we believe we may also be required to sell our other teams at prices below that which we would receive had we the time to properly market the other team and league membership.

There can be no assurance that we will be successful in selling our remaining team and league membership. However, if we are successful in selling our remaining team and league membership, our revenue would be reduced to the distributions, if any, we will receive generated by our 9% net revenue interest in the League. While our operating expenses would also be substantially reduced, we can give no assurance that we would be able to generate sufficient revenue following the team and league membership sales to maintain our operations.

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

Summary of Significant Accounting Policies

Consolidation and Minority Interest
The consolidated financial statements of the Company include 100% of the assets, liability, equity and operations of the subsidiaries. The 10% membership interest in LA Sports owned by a member of the Company's board of directors/significant stockholder has been recorded as a minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory
Inventory consists of team merchandise available for sale. Inventory is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment
Property and equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 5-10 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations

Restricted Investment
Restricted investment included in other assets consists of a $100,000 interest bearing certificate of deposit with a financial institution, which also provides a letter of credit to the AFL. The certificate of deposit is a requirement of the AFL as security for the AFL's letter of credit.

The Company is also required to maintain a minimum cash balance of $91,000 as collateral for the IceGators' workers' compensation insurance. This restricted amount is included in the cash balance.

Membership Cost
The AFL membership was recorded at its cost of $1,989,860 and was being amortized on a straight-line basis over 40 years. The Peoria af2 membership cost was recorded at its cost of $550,000 and was being amortized on a straight-line basis over 20 years. The ECHL membership was recorded at its cost of $640,000 and is not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company has evaluated its memberships in the AFL, af2 and the ECHL for impairment and had determined as of September 30, 2002, that the fair value of the AFL membership approximates $-0-. As a result the Company recorded a $1,745,271 impairment charge related to the AFL membership during the year ended September 30, 2002. As of March 31, 2003, the Company believes that no impairment charge should be recognized on the af2 and ECHL memberships.

In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 goodwill and other intangible assets (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt SFAS 142 effective September 30, 2001. The adoption of SFAS 142 caused a decrease of $19,312 in amortization expense for the six months ended March 31, 2003 as compared to the same period in 2002.

Advertising Expenses
The Company utilizes direct-response advertising, eliciting sales to customers who can be shown to have responded specifically to the advertising and resulting in future economic benefits. Expenditures for advertising are capitalized and then amortized over the course of the playing season. Advertising costs totaled $82,630 and $-0- for the six months ended March 31, 2003 and 2002, respectively.

Revenue Recognition
The Company recognizes ticket, concession, play-off, and advertising and promotions revenues as its home preseason, regular season and play-off (if any) games are played. Generally, prior to each team's season, the Company begins selling season tickets and sponsorship packages (advertising and promotions), which are recorded as deferred revenues until each game is played. The Company recognizes these revenues ratably over the course of the home games played. Single game tickets are sold generally during each team's playing season. These revenues are recognized as the applicable games are played. The Company receives all ticket and advertising and promotion revenues for home play-off games (if any) and receives play-off revenue sharing from other teams for away play-off games (if any). The Company does not share in ticket or other revenues from any preseason or regular season away games.

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

Football and Hockey Operations
Team, selling and promotional expenses (principally player and coaches salaries, fringe benefits, insurance, game expenses, arena rentals and travel) are recorded as expenses ratably over the course of the season. Accordingly, expenses not yet incurred are recorded as prepaid expenses and are amortized ratably as games are played. General and administrative expenses are charged to operations as incurred.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company sells sponsorships for cash, goods and services. In exchange, the sponsor receives advertising and various benefits to games. The value of the services has been estimated in the accompanying financial statements. Management believes these estimates reasonably disclose the value of goods and services received.

Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences.

Deferred tax assets arise primarily from the net operating loss carryforward and amortization of the membership costs which are not deductible for tax purposes until the membership is sold.

Deferred tax liabilities result when depreciation for tax purposes exceeds depreciation for book purposes. A valuation allowance equal to the net deferred tax asset has been recorded at March 31, 2003 since management of the Company has determined that it is more likely than not that the tax asset will not be realized.

Concentrations of Risk
Concentrations of credit risk associated with accounts receivable is limited due to accounts receivable transactions arising from sponsorship contracts, which have a history of performance.

The supply of talented players is limited due to the competitive nature with other professional football and hockey leagues.

The Company maintains all cash in deposit accounts, which at times may exceed federally insured limits. The Company has not experienced a loss in such accounts.

Fair Value of Financial Instruments
The carrying value of cash, accounts receivable, notes payable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The carrying value of non-current liabilities approximates fair value based on references to interest rates on similar instruments.

Earnings Per Common Share
The Company computes earnings per common share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS No. 128). This Statement simplifies the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share, and makes them more comparable to international EPS standards. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS. In addition, the Statement requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Stock-Based Compensation
The Company accounts for stock based compensation in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123). Under the provisions of SFAS No. 123, companies can either measure the compensation cost of equity instruments issued under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of APB No. 25. However, if the provisions of APB No. 25 are continued, proforma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. The Company recognizes compensation costs under the provisions of APB No. 25 and provides the expanded disclosure required by SFAS No. 123.

Recently Issued Accounting Pronouncements
In July 2001 the Financial Accounting Standards Board ("FASB") issued No. SFAS 141, Business Combinations. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company has implemented SFAS 141 and its adoption did not have a material effect on its consolidated financial statements.

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

In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections ("SFAS 145"). This statement rescinds the requirement in SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, that material gains and losses on the extinguishment of debt be treated as extraordinary items. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the accounting for sale-leaseback transactions and the accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally the standard makes a number of consequential and other technical corrections to other standards. The provisions of the statement relating to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Provisions of the statement relating to the amendment of SFAS 13 are effective for transactions occurring after May 15, 2002 and the other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The Company has reviewed SFAS 145 and its adoption is not expected to have a material effect on its consolidated financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value based method of accounting. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Under the provisions of SFAS No. 148, companies that choose to adopt the accounting provisions of SFAS No. 123 will be permitted to select from three transition methods: Prospective method, Modified Prospective method and Retroactive Restatement method. The transition and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. We are currently evaluating SFAS No. 148 to determine if we will adopt SFAS No. 123 to account for employee stock options using the fair value method.

Results of Operations

Three Months Ended March 31, 2003 Compared To The Three Months Ended March 31, 2002

The following discussion does not include the discontinued operations of the Predators, which are discussed later in this section.

Revenues
--------
We recognize game revenues and expenses over the course of the season. The af2 season is from March through August and the hockey season is from October through May. During the three months ended March 31, 2003 the Pirates played one home game as compared to no games during the same period in 2002. During the three months ended March 31, 2003, the IceGators played 19 home games and 18 away games.

Revenues for the three months ended March 31, 2003 were $636,407 compared to $-0- for the three months ended March 31, 2002. The increase was principally due to increase in ticket, concession, and advertising and promotions revenues due to the IceGator 2002-2003 hockey season.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses were $181,626 for the three months ended March 31, 2003 compared to $-0- for the three months ended March 31, 2002. The increase in selling and promotional expenses is primarily a result of the IceGator 2002-2003 hockey season.

Operations
----------
Operating expenses were $594,399 for the three months ended March 31, 2003 compared to $-0- for the three months ended March 31, 2002. Operating expenses consist primarily of player and coaching staff salaries and benefits and game production costs. The increase in operating expenses is a result primarily of the IceGator hockey season.

Trade Expenses
--------------
Trade expenses were $27,988 for the three months ended March 31, 2003 compared to $7,151 for the three months ended March 31, 2002. The teams trade sponsorship opportunities at home games in exchange for goods or services. The value of trade expenses are expensed as incurred, while trade revenues are recognized when home games are played. The expenses during the three months ended March 31, 2003 consisted primarily of team meals, player medical costs, wireless phone service, web site and computer maintenance, advertising, furniture rentals and hotel accommodations. The expenses during the three months ended March 31, 2002 consisted primarily of wireless phone services, web site and computer maintenance and furniture rentals. The increase in trade expenses is a result of the IceGator hockey season.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $370,548 increased by $119,180 or 47% for the three months ended March 31, 2003 compared to $251,368 for the three months ended March 31, 2002. The increase was primarily due to addition of the IceGators. Management believes that general and administrative expenses will be lower in future periods due to decreased staffing and other cost cutting procedures.

Interest Income/Expense
-----------------------
Interest income and interest income AFL were $10,231 and $39,665, respectively during the three months ended March 31, 2003 as compared to $602 and $64,705, respectively for the three months ended March 31, 2002. The decrease in interest income, AFL is due to the reduction of the principal balance of the note receivable from the AFL.

Interest expense during the three months ended March 31, 2003 was $79,385 as compared to $32,580 for the three months ended March 31, 2002. The increased interest expense is attributable to the bridge loans which closed in March of 2002 and the issuance of a note payable due to a non-affiliate as a result of the acquisition of the IceGators.

Loan Fees
---------
We have granted warrants to purchase 797,843 shares of our Class A Common Stock in connection with the bridge loan financing which were valued utilizing the Black-Scholes model totaling $1,141,852. During the three months ended March 31, 2003, we expensed $111,608 of related loan fees, which were amortized over the initial term of the loan. The Company also paid a $285,000 finders fee related to the bridge loans. The fee was amortized as a loan fee over the term of the loan and $22,940 of the finder's fee was expensed during the quarter ended March 31, 2003.

In connection with the sale of the Predators, the bridge loans were extended and the related warrants were exchanged for warrants to purchase 1,116,980 shares of our Class A Common Stock for a reduced price of $0.80 per share. The warrants were valued utilizing the Black-Scholes model totaling $393,177 and are being amortized over the term of the amended bridge loans. During the three months ended March 31, 2003, we recorded $36,860 of related expense.

Operations of the Predators - Discontinued Operations
-----------------------------------------------------
We have reported the operations of the Predators as discontinued operations. We sold the Predators on February 25, 2003. The Predators had assets of approximately $2,752,000 and liabilities of approximately $3,174,000 as of January 31, 2003, the effective date of the sale. The Predators had a loss from operations of approximately $147,000 during the three months ended March 31, 2003. We recognized a loss of approximately $1,078,000 on the sale of the Predators

Six Months Ended March 31, 2003 Compared To The Six Months Ended March 31, 2002

The following discussion does not include the discontinued operations of the Predators, which are discussed later in this section.

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season. The af2 season is from March through August and from October through May for hockey. During the six months ended March 31, 2003 the Pirates played one home game as compared to no games during the same period in 2002. During the six months ended March 31, 2003, the IceGators played 36 home games and 36 away games.

Revenues for the six months ended March 31, 2003 were $1,125,331 compared to $1,377 for the six months ended March 31, 2002. The increase was principally due to Increase in ticket, concession, and advertising and promotions revenues due to the IceGator 2002-2003 hockey season.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses were $319,522 for the six months ended March 31, 2003 compared to $-0- for the six months ended March 31, 2002. The increase in selling and promotional expenses is a result primarily of the IceGator 2002-2003 hockey season.

Operations
----------
Operating expenses were $1,145,880 for the six months ended March 31, 2003 compared to $-0- for the six months ended March 31, 2002. Operating expenses consist primarily of player and coaching staff salaries and benefits and game production costs. The increase in operating expenses is a result primarily of the IceGator hockey season.

Trade Expenses
--------------
Trade expenses were $39,096 for the six months ended March 31, 2003 compared to $16,377 for the six months ended March 31, 2002. The teams trade sponsorship opportunities at home games in exchange for goods or services. The value of trade expenses are expensed as incurred, while trade revenues are recognized when home games are played. The expenses during the six months ended March 31, 2003 consisted primarily of team meals, player medical costs, wireless phone services, web site and computer maintenance, advertising, hotel accommodations and furniture rentals. The expenses during the six months ended March 31, 2002 consisted primarily of wireless phone services, web site and computer maintenance and furniture rentals. The increase in trade expenses is a result of the IceGator hockey season.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $661,164 decreased by $18,039 or 3% for the six months ended March 31, 2003 compared to $679,203 for the six months ended March 31, 2002. The decrease was primarily due to the recording of the fair market value of options granted to USV during the quarter ended December 31, 2001. The decrease was offset by the increase in other general and administrative expense due in part to the addition of the IceGators. Management believes that general and administrative expenses will be lower in future periods due to decreased staffing and other cost cutting procedures.

Interest Income/Expense
-----------------------
Interest income and interest income AFL were $10,537 and $87,487, respectively during the six months ended March 31, 2003 as compared to $1,298 and $132,899, respectively for the six months ended March 31, 2002. The decrease in interest income, AFL is due to the reduction of the principal balance of the note receivable from the AFL.

Interest expense during the six months ended March 31, 2003 was $134,156 as compared to $69,331 for the prior period. The increased interest expense is attributable to the bridge loans which closed in March of 2002 and the issuance of a note payable due to a non-affiliate as a result of the acquisition of the IceGators.

Loan Fees
---------
We have granted warrants to purchase 797,843 shares of our Class A Common Stock in connection with the bridge loan financing which were valued utilizing the Black-Scholes model totaling $1,141,852. During the six months ended March 31, 2003, we expensed $321,629 of related loan fees, which were amortized over the initial term of the loan. The Company also paid a $285,000 finders fee related to the bridge loans. The fee was amortized as a loan fee over the term of the loan. $68,819 of the finders fee was expensed during the six months ended March 31, 2003.

In connection with the sale of the Predators, the bridge loans were extended and the related warrants were exchanged for warrants to purchase 1,116,980 shares of our Class A Common Stock for a reduced price of $0.80 per share. The warrants were valued utilizing the Black-Scholes model totaling $393,177 and are being amortized over the term of the amended bridge loans. During the six months ended March 31, 2003, we recorded $36,860 of related expense.

Operations of the Predators - Discontinued Operations
-----------------------------------------------------
We have reported the operations of the Predators as discontinued operations. We sold the Predators on February 25, 2003. The Predators had assets of approximately $2,752,000 and liabilities of approximately $3,174,000 as of January 31, 2003, the effective date of the sale. The Predators had a loss from operations of approximately $567,000 during the six months ended March 31, 2003. We recognized a loss of approximately $1,078,000 on the sale of the Predators.

Liquidity and Capital Resources

Historically, we have financed net operating losses primarily with expansion proceeds and note receivable and interest payments from the AFL, the sale of our securities and third party and related party loans.

In October 2000, we entered into an agreement with af2 Enterprises LLC ("af2"), which operates the arenafootball2 League to assist af2 in acquiring substantially all of the assets of the Indoor Football League ("IFL") through IFL Acquisition Company ("IFL Acq."), a wholly-owned subsidiary of af2. Under the terms of our agreement with af2, we contributed (i) $1.1 million in cash less credits of $251,165, (ii) a $1.75 million promissory note and (iii) 214,286 shares of Class A Common Stock (which we agreed to repurchase from the holders at their election for $3.50 per share). In exchange, af2 granted us (i) three af2 memberships in IFL markets, (ii) the first $1 million in expansion fees earned by the af2 in IFL markets and (iii) all of the tangible personal property assets of the IFL such as turf fields, football equipment and the like. In February 2002, the agreement was modified pursuant to which we issued an additional 35,000 shares to eliminate our 214,286 share repurchase requirement and paid $400,000 to cancel the $1.75 million promissory note we had issued. With respect to the three af2 memberships, we operate the Peoria Pirates and the rights to an additional af2 franchise and sold our rights to the Green Bay, Wisconsin team in October 2002.

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

In July 2002, our Board of Directors voted to increase the maximum offering in the private placement to a total of $3,850,000 under the same terms as the original agreement. In addition, we have agreed to grant warrants to purchase an additional 5,000 shares of the Company's Class A Common Stock for $2.50 for each $100,000 loaned to the existing note holders as an incentive to increase the maximum offering size. All original note holders signed a settlement agreement changing the loan date to February 15, 2002, with a due date of August 14, 2003. An additional $595,000 was received as of September 30, 2002, bringing the total outstanding bridge loans to $3,145,372. In October 2002 the Company received an additional $46,000 in bridge loan funding. The note holder received warrants to purchase 11,500 shares of the Company's Class A Common Stock, exercisable at $2.75 per share, plus warrants to purchase 4,600 shares of the Company Class A Common Stock, exercisable at $2.50 per share, if the loan is not paid by February 15, 2003. The Company computed the fair market value of the warrants utilizing the Black-Scholes model and will amortize the cost over the note period. The warrants have been valued at $4,400 and the significant assumptions used in the calculation of the warrants were a risk free interest rate of 2.07%, volatility of 81.53% and a life of 3.3 years.

As part of the sale of the Predators, the bridge loans were modified in January 2003 to extend the due date from August 14, 2003 to August 31, 2005 and the interest rate increased to 12% from 9.5%. Certain loan holders agreed to reduce the debt by an aggregate of $1,200,000, decreasing the outstanding debt to $1,991,372. The debt has been reclassified as long-term and the Company is required to prepay principal from cash proceeds, if any, received from the sale of the teams. Previously issued warrants were cancelled and note holders received warrants to purchase 35,000 shares of the Company's Class A Common Stock for each $100,000 of original principal amount under the bridge loans, exercisable at $0.80 per share. The Company granted warrants to purchase a total of 1,116,980 shares of the Company's Class A Common Stock valued at $393,177 and will amortize the cost over the note period. The Company computed the fair market value of warrants utilizing the Black-Scholes model Significant assumptions used in the calculation of the warrants were a risk free interest rate of 2.24%, volatility of 82.44% and a life of 3.1 years.

We have incurred substantial and ongoing losses since our inception, aggregating $17,832,132 through March 31, 2003. Moreover, recently our cash resources have been reduced to the point that our ability to continue our operations has been put into jeopardy. In order to generate cash, we decided to offer all of our professional teams for sale, retaining only our aggregate 9% net revenue interest in the League. Consistent with this strategy, we have sold the assets of the Predators, excluding cash, to a related party entity that is owned in part by significant stockholders and a member of the Board of Directors for $1,200,000 reduction in bridge loans and a $300,000 note receivable and the assumption of debt and issuance of 2,560,000 shares of the Company's Class A Common Stock.. We have also sold the assets of the IceGators to an unrelated party for assumption of the Company's $600,000 note payable and related accrued interest through the date of the sale.

Due to the urgency of our cash flow difficulties, we believe we may have sold the Predators and IceGators for less than that which we would have received had we the time to properly market the teams. Similarly, we believe we may also be required to sell our other teams at prices below that which we would receive had we the time to properly market the other team and league membership.

There can be no assurance that we will be successful in selling our remaining team and league membership. However, if we are successful in selling our remaining team and league membership, our revenue would be reduced to the distributions, if any, we will receive generated by our 9% net revenue interest in the League. While our operating expenses would also be substantially reduced, we can give no assurance that we would be able to generate sufficient revenue following the team and league membership sales to maintain our operations.

                          PART I. FINANCIAL INFORMATION
                         ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the filing date of our quarterly report on Form 10-QSB, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports.

In accordance with SEC requirements, our chief executive officer and chief financial officer note that, since the date of the most recent evaluation of our disclosure controls and procedures to the date of our Quarterly Report on Form 10-QSB, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including the chief executive officer and our chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

The Company issued 2,560,000 shares of the its Class A Common Stock in connection with the sale of the Predators. The stock has been valued at $1,971,200, the fair market value on the date the Predators sale closed.

The Company issued 95,000 shares of its Class A Common Stock to its Chief Executive Officer as compensation for services rendered. The stock has been valued at $72,050, the fair market value of the stock on the dates issuable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Current report on Form 8-K/A filed October 15, 2002, items 5 and 7.

Current report on Form 8-K filed November 5, 2002, item 5.

Current report on Form 8-K filed February 18, 2003, item 5.

Current report on Form 8-K filed March 12, 2003, item 7.

Current report on Form 8-K filed May 15, 2003, item 5.

                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   Registrant





                    /s/ Keli Davis
                    -----------------------
                    Keli Davis
                    Chief Financial Officer



Date: May 20, 2003

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



Date:  May 20, 2003                         /s/  Keli Davis
                                            -----------------------------------
                                            Keli Davis,
                                            Chief Financial Officer

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



Date:  May 20, 2003                         /s/  Eric Margenau
                                            -----------------------------------
                                            Eric Margenau,
                                            Chief Executive Officer