Form 10QSB
period 2003-06-30
ORLANDO PREDATORS ENTERTAINMENT INC
filed 2003-08-19
CIK 1042456

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

                             302 South Graham Avenue
                             Orlando, Florida 32803
                     --------------------------------------
                    (Address of Principal Executive Offices)


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 18, 2003, 10,169,425 shares of the Registrant's no par value Class A Common Stock and 1,000 shares of no par value Class B Common Stock were outstanding.

Transitional Small Business Disclosure format: Yes[ ] No [X]

                      ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   FORM 10-QSB



                                      INDEX

Part I     Financial Information                                         Page

     Item 1.  Financial Statements:

     Balance Sheets as of June 30, 2003 and September 30, 2002            3-4

     Statements of Operations for the Three and Nine Months Ended
         June 30, 2003 and 2002                                             5

     Statements of Cash Flows for the
         Nine Months Ended June 30, 2003 and 2002                           6

     Notes to Financial Statements                                          7

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations               10

     Item 4.  Controls and Procedures                                      17

Part II    Other Information and Signatures                                18


                      THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS


                                                    June 30, 2003    September 30, 2002
                                                    -------------    ------------------
                                                     (Unaudited)
CURRENT ASSETS:
        Cash                                          $   104,601       $   337,224
        Accounts receivable, sponsorships                 133,286           774,241
        Accounts receivable, af2                            9,584            23,065
        AFL receivable, current portion                      --             308,000
        af2 expansion fees receivable                     109,697           109,697
        Assets available for sale                            --              25,000
        Inventory                                          31,200            37,335
        Prepaid expenses                                  405,083           869,891
        Other current assets                                6,102            28,493
                                                      -----------       -----------

                    Total Current Assets                  799,553         2,512,946

PROPERTY AND EQUIPMENT, at cost, net                       43,636           482,174

INVESTMENT IN AFL                                       4,032,650         4,032,650

AFL RECEIVABLE, net of current portion                    522,182           576,136

NOTE RECEIVABLE, related party                            300,000              --

MEMBERSHIP COST, net of accumulated
        amortization of $32,083 and $276,672              400,000         1,157,917

af2 TEAM INVESTMENTS                                      400,000         1,135,411

OTHER ASSETS                                               85,468           167,309
                                                      -----------       -----------

TOTAL ASSETS                                          $ 6,583,489       $10,064,543
                                                      ===========       ===========


            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                           THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                            CONSOLIDATED BALANCE SHEETS (CONTINUED)

                             LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              June 30, 2003    September 30, 2002
                                                              -------------    ------------------
                                                                (Unaudited)
CURRENT LIABILITIES:
        Accounts payable and accrued expenses                  $    435,164       $  1,055,956
        Accounts payable and accrued expenses, related party        131,620               --
        Note payable-acquisition, current portion                      --              150,000
        af2 expansion fees payable                                  200,000            200,000
        Deferred revenue                                            288,085          1,189,594
        Due to AFL                                                     --               50,000
                                                               ------------       ------------

                    Total Current Liabilities                     1,054,869          2,645,550

NOTE PAYABLE-ACQUISITION, net of current portion                       --              450,000

BRIDGE LOANS PAYABLE                                              1,991,372          3,145,372

LINE OF CREDIT, related party                                       450,761               --

NOTE PAYABLE, related party                                         417,000               --

DEFERRED REVENUE, long term                                            --               71,936

DUE TO AFL, net of current portion                                     --              150,000
                                                               ------------       ------------

                                                                  3,914,002          6,462,858
                                                               ------------       ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                      --              243,742
                                                               ------------       ------------


STOCKHOLDERS' EQUITY:
        Preferred stock, 1,500,000 shares authorized; none
            issued or outstanding                                      --                 --
        Class A Common Stock, 15,000,000 shares
            authorized; 10,169,425 and 7,394,840 issued and
            outstanding, respectively                            16,032,283         13,910,031
        Class B Common Stock, 1,000 shares authorized;
            1,000 issued and outstanding                              5,000              5,000
        Additional paid-in capital                                4,839,729          4,499,354
        Accumulated (deficit)                                   (18,207,525)       (15,056,442)
                                                               ------------       ------------

                    Total Stockholders' Equity                    2,669,487          3,357,943
                                                               ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $  6,583,489       $ 10,064,543
                                                               ============       ============


                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                        THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Three    For the Three    For the Nine     For the Nine
                                                         Months Ended     Months Ended     Months Ended     Months Ended
                                                         June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                                                         -------------    -------------    -------------    -------------
                                                          (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
REVENUES:
      Ticket                                              $    221,697     $    426,173     $    283,401     $    426,173
      Advertising and promotions                                75,224          184,262           97,719          185,433
      Sponsorship trade revenue                                150,737          270,761          182,540          270,761
      Other                                                      6,348           12,438           14,153           12,644
                                                          ------------     ------------     ------------     ------------

             Total Revenue                                     454,006          893,634          577,813          895,011
                                                          ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
      Operations                                               387,458          342,848          412,642          342,848
      Selling and promotional                                  121,878          121,955          150,799          121,955
      Trade expenses                                           195,227          255,608          221,201          271,985
      General and administrative                               166,521          206,064          704,336          885,267
      Amortization                                                --               --               --              6,875
      Depreciation                                              17,703           14,927           19,761           15,162
      Write-down of assets available for sale                     --            133,634           25,000          133,634
      Impairment of af2 memberships                            285,622             --            285,622             --
                                                          ------------     ------------     ------------     ------------

             Total Costs and Expenses                        1,174,409        1,075,036        1,819,361        1,777,726
                                                          ------------     ------------     ------------     ------------

OPERATING (LOSS)                                              (720,403)        (181,402)      (1,241,548)        (882,715)
                                                          ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSES):
      Interest expense                                         (47,938)         (10,382)        (119,202)         (63,425)
      Interest expense, related party                          (29,290)         (21,316)         (77,004)         (37,604)
      Interest income                                            6,263              243           16,800            1,541
      Interest income, AFL                                      32,615           60,145          120,102          193,044
      Loan fees                                                (36,860)         (61,686)        (464,168)        (404,768)
      Gain on sale of af2 membership                              --               --            413,225             --
                                                          ------------     ------------     ------------     ------------

             Net Other Income (Expense)                        (75,210)         (32,996)        (110,247)        (311,212)
                                                          ------------     ------------     ------------     ------------

(LOSS) FROM CONTINUING OPERATIONS                             (795,613)        (214,398)      (1,351,795)      (1,193,927)
                                                          ------------     ------------     ------------     ------------

DISCONTINUED OPERATIONS (Note 7)
      (Loss) from operations of discontinued
      subsidiaries                                            (152,280)        (499,525)      (1,293,507)        (928,633)
      Gain (Loss) on disposal of subsidiaries                  572,500             --           (505,783)            --
                                                          ------------     ------------     ------------     ------------

             Total (Loss) From Discontinued Operations         420,220         (499,525)      (1,799,290)        (928,633)
                                                          ------------     ------------     ------------     ------------

NET (LOSS)                                                $   (375,393)    $   (713,923)    $ (3,151,085)    $ (2,122,560)
                                                          ============     ============     ============     ============

NET (LOSS) PER SHARE-BASIC AND DILUTED
      Continuing operations                               $      (0.08)    $      (0.03)    $      (0.15)    $      (0.17)
      Discontinued operations:
      Loss from operations                                       (0.02)           (0.07)           (0.15)           (0.13)
      Loss on disposal                                            0.06             --              (0.06)            --
                                                          ------------     ------------     ------------     ------------

                                                          $      (0.04)    $      (0.10)    $      (0.35)    $      (0.30)
                                                          ============     ============     ============     ============
Weighted Average Number of Common
    Shares Outstanding, basic and diluted                   10,129,425        7,393,211        8,885,694        7,131,724
                                                          ============     ============     ============     ============


                               SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          For the Nine   For the Nine
                                                                          Months Ended   Months Ended
                                                                         June 30, 2003   June 30, 2002
                                                                         -------------   -------------
                                                                           (Unaudited)    (Unaudited)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

Net (loss) from continuing operations:                                     $(1,351,795)   $(1,193,927)
Adjustments to reconcile net income (loss) to net
    cash from operating activities:
            Depreciation and amortization                                       19,761        146,443
            Stock based compensation                                           491,429      1,396,450
            Gain on sale of af2 team                                          (413,225)          --
            Loss on retirement of assets                                          --            2,288
            Loss on assets available for sale                                   25,000        133,634
            Impairment of af2 memberships                                      285,622           --
    Changes in assets and liabilities:
            Accounts receivable                                               (510,503)      (510,287)
            Accounts receivable, af2                                            13,481           --
            Inventory                                                              158         12,467
            Prepaid expenses                                                  (554,214)      (769,120)
            Other assets                                                        27,076         16,455
            Accounts payable and accrued expenses                             (189,033)      (198,797)
            Due to AFL                                                            --         (117,000)
            Accounts payable and accrued expenses, related party               131,620        (36,000)
            Deferred revenue                                                 1,484,100        (47,250)
                                                                           -----------    -----------
                Net cash flows (to) continuing operations                     (540,523)    (1,164,644)
                Net cash flows (to) discontinued operations                 (1,293,507)      (928,633)
                                                                           -----------    -----------

                        Net Cash Provided (Used in) Operating Activities    (1,834,030)    (2,093,277)
                                                                           -----------    -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
            Purchase of equipment                                               (1,219)       (32,148)
            Proceeds from the sale of assets available for sale                   --            3,500
            Collection of AFL receivable                                        98,331        201,486
                                                                           -----------    -----------

                        Net Cash Provided by Investing Activities               97,112        172,838
                                                                           -----------    -----------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
            Proceeds from issuance of Class A common stock                        --          495,999
            Proceeds from note payable-related party                           750,000           --
            Proceeds from line of credit-related party                         708,295           --
            Repayment of note payable-acquisition                                 --         (400,000)
            Repayment of note payable-bank                                        --         (700,000)
            Proceeds from bridge loans                                          46,000      2,375,372
                                                                           -----------    -----------

                        Net Cash Provided by Financing Activities            1,504,295      1,771,371
                                                                           -----------    -----------

INCREASE (DECREASE) IN CASH                                                   (232,623)      (149,068)

Cash and Cash Equivalents at Beginning of Period                               337,224        281,492
                                                                           -----------    -----------

Cash and Cash Equivalents at End of Period                                 $   104,601    $   132,424
                                                                           ===========    ===========

Supplemental Disclosure of Cash Flow Information:
            Cash paid during the period for:
            Interest                                                       $      --      $    18,907
                                                                           ===========    ===========
            Taxes                                                          $      --      $      --
                                                                           ===========    ===========


                      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                   6

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company include 100% of the assets, liabilites, equity and operations of the subsidiaries including Peoria Professional Football, Inc. ("Peoria), and Louisiana Sports, LLC ("LA Sports"). The 10% membership interest in LA Sports owned by a member of the Company's board of directors/significant stockholder had been recorded as a minority interest. All significant intercompany balances and transactions have been eliminated in consolidation. The operations of the Orlando Predators ("Predators") and the Louisiana IceGators Professional Hockey, LLC ("IceGators") have been presented as discontinued operations because the Predators were sold in February 2003 and the IceGators were sold in May 2003.

The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles.

In the opinion of management, the unaudited interim financial statements for the three and nine months ended June 30, 2003 are presented on a basis consistent with the audited financial statements and reflect all adjustments, consisting only of normal recurring accruals, necessary for fair presentation of the results of such period. The results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB filed with the Securities and Exchange Commission for the year ended September 30, 2002.

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

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - GOING CONCERN

The Company's unaudited consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred net losses from operations since inception, has an accumulated deficit of $18,207,525 through June 30, 2003, a working capital deficit of $255,316 and continues to use significant amounts of cash in its operations. Management and the Board of Directors have determined that it is in the best interest of the Company to pursue the sales of its teams and its league membership rights.

During the nine months ended June 30, 2003, the Company sold Bismarck to a member of its board of directors / significant stockholder. The Company also sold the assets of the Predators to an entity owned in part by significant stockholders and a member of the board of directors and sold the assets of the IceGators to an unrelated party for reduction of a $600,000 note payable plus accrued interest through the date of the sale. The Company is also negotiating with other unrelated parties for the sale of Peoria.

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

The Company issued155,000 shares of its Class A Common Stock to its Chief Executive Officer as compensation for services rendered. The stock has been valued at $93,850, the fair market value of the stock on the dates issuable.

NOTE 5 - NOTES PAYABLE

In October 2002 the Company received an additional $46,000 in bridge loan funding bearing interest at 9.5% per year. The note holder received warrants to purchase 11,500 shares of the Company's Class A Common Stock, exercisable at $2.75 per share, plus warrants to purchase 4,600 shares of the Company Class A Common Stock, exercisable at $2.50 per share, if the loan was not paid by February 15, 2003. The Company computed the fair market value of the warrants utilizing the Black-Scholes model and amortized the cost over the note period. The warrants have been valued at $4,400 and the significant assumptions used in the calculation of the warrants were a risk free interest rate of 2.07%, volatility of 81.53% and a life of 3.3 years.

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

NOTE 8 - SALE OF ICEGATORS

In May 2003, the Company sold the assets of the IceGators to an unaffiliated party. The Company sold the ECHL franchise and fixed assets of the IceGators for the assumption of the Company's $600,000 note payable plus accrued interest through the date of the sale of $22,500. The operations of the IceGators have been reported as discontinued operations.

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

NBC Sports and the Arena Football League have reached an agreement to become revenue-sharing partners in a national television contract beginning with the 2003 season. The AFL season began on January 31 and concluded with ArenaBowl XVII on Sunday, June 22, 2003. NBC's regular season broadcasts are shown live on Sunday afternoons with up to four regional telecasts each week. NBC is the exclusive national broadcaster of AFL games. AFL teams' local television agreements will continue on a non-conflicting basis. All Playoff Games were broadcasted live on Saturdays and Sundays beginning with the AFL's Wild Card games on the weekend of May 24-25, 2003 and culminating with ArenaBowl XVII on June 22, 2003. The AFL had up to a total of 22 broadcasts (15 regular season games with up to four regional exposures, plus seven postseason games) on NBC encompassing a total of 71 games (including all playoff games and ArenaBowl), resulting in over 66 hours of live programming each year. The Company will share in these revenues through its 9% net revenue interest in the League.

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

We have incurred substantial and ongoing losses since our inception, aggregating $18,207,525 through June 30, 2003. Moreover, recently our cash resources have been reduced to the point that our ability to continue our operations has been put into jeopardy. In order to generate cash, we decided to offer all of our professional teams for sale, retaining only our aggregate 9% net revenue interest in the League. Consistent with this strategy, we have sold assets of the Predators, excluding cash, to a related party entity that is owned in part by significant stockholders and a member of the Board of Directors and sold the assets of the IceGators to an unrelated party for the assumption of the Company's $600,000 note payable plus accrued interest through the date of the sale.

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

Summary of Significant Accounting Policies

Consolidation and Minority Interest
The consolidated financial statements of the Company include 100% of the assets, liability, equity and operations of the subsidiaries. The 10% membership interest in LA Sports owned by a member of the Company's board of directors/significant stockholder had been recorded as a minority interest. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventory
Inventory consists of team merchandise available for sale. Inventory is stated at the lower of cost (first-in, first-out) or market.

Property and Equipment
Property and equipment is recorded at cost. Depreciation expense is provided on a straight-line basis using the estimated useful lives of 5-10 years. Maintenance and repairs are charged to expense as incurred. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations

Membership Cost
The AFL membership was recorded at its cost of $1,989,860 and was being amortized on a straight-line basis over 40 years. The Peoria af2 membership cost was recorded at its cost of $550,000 and was being amortized on a straight-line basis over 20 years. The ECHL membership was recorded at its cost of $640,000 and was not being amortized. Pursuant to SFAS 142 ("Goodwill and Other Intangible Assets") and SFAS 144 ("Accounting for the Impairment or Disposal of Long-Lived Assets"), the Company has evaluated its memberships in the AFL, af2 and the ECHL for impairment and had determined as of September 30, 2002, that the fair value of the AFL membership approximates $-0-. As a result the Company recorded a $1,745,271 impairment charge related to the AFL membership during the year ended September 30, 2002. The Company again evaluated its memberships during the nine months ended June 30, 2003 and believes that the fair value of the af2 memberships approximates $400,000 each. As a result, the Company recorded a $285,662 impairment charge related to its remaining af2 memberships.

In July 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 goodwill and other intangible assets (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company was required to adopt SFAS 142 effective September 30, 2001. The adoption of SFAS 142 caused a decrease of $19,312 in amortization expense for the nine months ended June 30, 2003 as compared to the same period in 2002.

Advertising Expenses
The Company utilizes direct-response advertising, eliciting sales to customers who can be shown to have responded specifically to the advertising and resulting in future economic benefits. Expenditures for advertising are capitalized and then amortized over the course of the playing season. Advertising costs totaled $82,630 and $-0- for the nine months ended June 30, 2003 and 2002, respectively.

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

Deferred tax liabilities result when depreciation for tax purposes exceeds depreciation for book purposes. A valuation allowance equal to the net deferred tax asset has been recorded at June 30, 2003 since management of the Company has determined that it is more likely than not that the tax asset will not be realized.

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

Results of Operations

Three Months Ended June 30, 2003 Compared To The Three Months Ended June 30,
2002

The following discussion does not include the discontinued operations of the Predators or the IceGators, which are discussed later in this section.

Revenues
--------
We recognize game revenues and expenses over the course of the season. The af2 season is from March through August. During the three months ended June 30, 2003 the Pirates played four home games and seven away games as compared to seven home games and six away games during the same period in 2002.

Revenues for the three months ended June 30, 2003 were $454,006 compared to $893,634 for the three months ended June 30, 2002. The decrease in revenues is primarily attributed to the Pirates' game revenues being recognized as the home games are played. Only four home games were played for the three months ended June 30, 2003 compared to seven home games for the three months ended June 30, 2002. In addition, the Pirates' sponsorship revenues decreased in 2003 as compared to the 2002 season.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses were $121,878 for the three months ended June 30, 2003, consistent with $121,955 for the three months ended June 30, 2002.

Operations
----------
Operating expenses were $387,458 for the three months ended June 30, 2003 compared to $342,848 for the three months ended June 30, 2002. Operating expenses consist primarily of player and coaching staff salaries and benefits and game production costs. The increase in operating expenses is a result primarily of the increase in the Pirates' player travel costs due to increased travel to the western United States and an increase in Pirates' players workers' compensation insurance.

Trade Expenses
--------------
Trade expenses were $195,227 for the three months ended June 30, 2003 compared to $255,608 for the three months ended June 30, 2002. The teams trade sponsorship opportunities at home games in exchange for goods or services. The value of trade expenses are expensed as incurred, while trade revenues are recognized when home games are played. The expenses during the three months ended June 30, 2003 and 2002 consisted primarily of team meals, player medical costs, wireless phone service, website and computer maintenance, advertising, office furniture rental, and hotel accommodations. . The decrease in trade expenses is a result of decrease in the amount of expense related to wireless phone service, telecommunications and hotel accommodations.

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $166,521 decreased by $39,543 or 19% for the three months ended June 30, 2003 compared to $206,064 for the three months ended June 30, 2002. The decrease was primarily due to a decrease in salaries and benefits. Management believes that general and administrative expenses will be lower in future periods due to decreased staffing and other cost cutting procedures.

Interest Income/Expense
-----------------------
Interest income and interest income AFL were $6,263 and $32,615, respectively during the three months ended June 30, 2003 as compared to $243 and $60,145, respectively for the three months ended June 30, 2002. The decrease in interest income, AFL is due to the reduction of the principal balance of the note receivable from the AFL.

Interest expense, including interest expense owed to related parties, during the three months ended June 30, 2003 was $77,228 as compared to $31,698 for the three months ended June 30, 2002. The increased interest expense is attributable to the bridge loans, which closed in March of 2002.

Loan Fees
---------
We have granted warrants to purchase 797,843 shares of our Class A Common Stock in connection with the bridge loan financing which were valued utilizing the Black-Scholes model totaling $1,141,852. In connection with the sale of the Predators, the bridge loans were extended and the related warrants were exchanged for warrants to purchase 1,116,980 shares of our Class A Common Stock for a reduced price of $0.80 per share. The warrants were valued utilizing the Black-Scholes model totaling $393,177 and are being amortized over the term of the amended bridge loans. During the three months ended June 30, 2003, we recorded $36,860 of related expense.

Operations of the Predators - Discontinued Operations
-----------------------------------------------------
We have reported the operations of the Predators as discontinued operations. We sold the assets of the Predators on February 25, 2003. The Predators had assets of approximately $2,752,000 and liabilities of approximately $3,174,000 as of January 31, 2003, the effective date of the sale. We recognized a loss of approximately $428,000 on the sale of the Predators

Operations of the IceGators - Discontinued Operations
-----------------------------------------------------
We have reported the operations of the IceGators as discontinued operations. We sold certain assets of the IceGators on May 7, 2003. The IceGators had assets of approximately $748,000 and liabilities of approximately $797,000 as of May 7, 2003, the effective date of the sale. We recognized a loss of approximately $77,500 on the sale of the IceGators.

Nine Months Ended June 30, 2003 Compared To The Nine Months Ended June 30, 2002

The following discussion does not include the discontinued operations of the Predators, which are discussed later in this section.

Revenues
--------
The Company recognizes game revenues and expenses over the course of the season. The af2 season is from March through August. During the nine months ended June 30, 2003 the Pirates played five home games and seven away games as compared to six home games and seven away games during the same period in 2002.

Revenues for the nine months ended June 30, 2003 were $577,813 compared to $895,011 for the nine months ended June 30, 2002. The decrease was principally due to in part by the Pirates' recognition of game revenues as the home games are played. Less home games were played in the nine months ended June 30, 2003 as compared to the nine months ended June 30, 2002. In addition, the Pirates' sponsorship revenues decrease from 2003 as compared to the 2002 season.

Selling and Promotional Expenses
--------------------------------
Selling and promotional expenses were $150,799 for the nine months ended June 30, 2003 compared to $121,955 for the nine months ended June 30, 2002. The increase in selling and promotional expenses is a result primarily of radio and television advertising, sponsorship costs and merchandise give-aways.

Operations
----------
Operating expenses were $412,642 for the nine months ended June 30, 2003 compared to $342,848 for the nine months ended June 30, 2002. Operating expenses consist primarily of player and coaching staff salaries and benefits and game production costs. The increase in operating expenses is a result primarily of the increase in player travel costs due to increased travel to the western United States and an increase in Pirates' players workers' compensation insurance.

Trade Expenses
--------------
Trade expenses were $221,201 for the nine months ended June 30, 2003 compared to $271,985 for the nine months ended June 30, 2002. The teams trade sponsorship opportunities at home games in exchange for goods or services. The value of trade expenses are expensed as incurred, while trade revenues are recognized when home games are played. The expenses during the nine months ended June 30, 2003 and 2002 consisted primarily of team meals, player medical costs, wireless phone service, website and computer maintenance, advertising, office furniture rental, and hotel accommodations. The decrease in trade expenses is a result of decrease in the amount of expense related to wireless phone service, telecommunications and hotel accommodations .

General and Administrative Expenses
-----------------------------------
General and administrative expenses of $704,336 decreased by $180,931 or 20% for the nine months ended June 30, 2003 compared to $885,267 for the nine months ended June 30, 2002. The decrease was primarily due to the recording of the fair market value of options granted to USV during the quarter ended December 31, 2001. In addition, salaries and benefits decreased for the nine months ended June 30, 2003 as compared to the nine months ended June 20, 2002. Management believes that general and administrative expenses will be lower in future periods due to decreased staffing and other cost cutting procedures.

Interest Income/Expense
-----------------------
Interest income and interest income AFL were $16,800 and $120,102, respectively during the nine months ended June 30, 2003 as compared to $1,541 and $193,044, respectively for the nine months ended June 30, 2002. The decrease in interest income, AFL is due to the reduction of the principal balance of the note receivable from the AFL.

Interest expense, including interest owed to related parties, during the nine months ended June 30, 2003 was $196,006 as compared to $101,029 for the prior period. The increased interest expense is attributable to the bridge loans, which closed in March of 2002.

Loan Fees
---------
We have granted warrants to purchase 797,843 shares of our Class A Common Stock in connection with the bridge loan financing which were valued utilizing the Black-Scholes model totaling $1,141,852. During the nine months ended June 30, 2003, we expensed $321,629 of related loan fees, which were amortized over the initial term of the loan. The Company also paid a $285,000 finders fee related to the bridge loans. The fee was amortized as a loan fee over the term of the loan. $68,819 of the finders fee was expensed during the nine months ended June 30, 2003.

In connection with the sale of the Predators, the bridge loans were extended and the related warrants were exchanged for warrants to purchase 1,116,980 shares of our Class A Common Stock for a reduced price of $0.80 per share. The warrants were valued utilizing the Black-Scholes model totaling $393,177 and are being amortized over the term of the amended bridge loans. During the nine months ended June 30, 2003, we recorded $73,720 of related expense.

Operations of the Predators - Discontinued Operations
-----------------------------------------------------
We have reported the operations of the Predators as discontinued operations. We sold the assets of the Predators on February 25, 2003. The Predators had assets of approximately $2,752,000 and liabilities of approximately $3,174,000 as of January 31, 2003, the effective date of the sale. We recognized a loss of approximately $428,000 on the sale of the Predators.

Operations of the IceGators - Discontinued Operations
-----------------------------------------------------
We have reported the operations of the IceGators as discontinued operations. We sold certain assets of the IceGators on May 7, 2003. The IceGators had assets of approximately $748,000 and liabilities of approximately $797,000 as of May 7, 2003, the effective date of the sale. We recognized a loss of approximately $77,500 on the sale of the IceGators.

Liquidity and Capital Resources

Historically, we have financed net operating losses primarily with expansion proceeds and note receivable and interest payments from the AFL, the sale of our securities and third party and related party loans.

In October 2000, we entered into an agreement with af2 Enterprises LLC ("af2"), which operates the arenafootball2 League to assist af2 in acquiring substantially all of the assets of the Indoor Football League ("IFL") through IFL Acquisition Company ("IFL Acq."), a wholly-owned subsidiary of af2. Under the terms of our agreement with af2, we contributed (i) $1.1 million in cash less credits of $251,165, (ii) a $1.75 million promissory note and (iii) 214,286 shares of Class A Common Stock (which we agreed to repurchase from the holders at their election for $3.50 per share). In exchange, af2 granted us (i) three af2 memberships in IFL markets, (ii) the first $1 million in expansion fees earned by the af2 in IFL markets and (iii) all of the tangible personal property assets of the IFL such as turf fields, football equipment and the like. In February 2002, the agreement was modified pursuant to which we issued an additional 35,000 shares to eliminate our 214,286 share repurchase requirement and paid $400,000 to cancel the $1.75 million promissory note we had issued. With respect to the three af2 memberships, we operate the Peoria Pirates and maintain the rights to an additional af2 franchise and sold our rights to the Green Bay, Wisconsin team in October 2002.

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

We have incurred substantial and ongoing losses since our inception, aggregating $18,207,525 through June 30, 2003. Moreover, recently our cash resources have been reduced to the point that our ability to continue our operations has been put into jeopardy. In order to generate cash, we decided to offer all of our professional teams for sale, retaining only our aggregate 9% net revenue interest in the League. Consistent with this strategy, we have sold the assets of the Predators, excluding cash, to a related party entity that is owned in part by significant stockholders and a member of the Board of Directors for $1,200,000 reduction in bridge loans and a $300,000 note receivable and the assumption of debt and issuance of 2,560,000 shares of the Company's Class A Common Stock.. We have also sold the assets of the IceGators to an unrelated party for assumption of the Company's $600,000 note payable and related accrued interest through the date of the sale.

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

The Company issued 155,000 shares of its Class A Common Stock to its Chief Executive Officer as compensation for services rendered. The stock has been valued at $93,850, the fair market value of the stock on the dates issuable.

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

Current report on Form 8-K filed May 22, 2003, item 7.


                                   Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                    THE ORLANDO PREDATORS ENTERTAINMENT, INC.
                                   Registrant





                             /s/ Keli Davis
                             --------------
                             Keli Davis
                             Chief Financial Officer



Date: August 19, 2003

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





Date:  August 19, 2003                      /s/  Keli Davis
                                            -----------------------------------
                                            Keli Davis,
                                            Chief Financial Officer

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





Date:  August 19, 2003                      /s/  Eric Margenau
                                            -----------------------------------
                                            Eric Margenau,
                                            Chief Executive Officer